Form 10-Q
period 1997-09-30
PANDA GLOBAL HOLDINGS INC
filed 1997-11-13
CIK 1038504

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                   OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.

               Commission File Number 333-29005-01


                   PANDA GLOBAL HOLDINGS, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                            75-2697755
     (State or other jurisdiction of         (IRS Employer
       incorporation  or  organization)      Identification
Number)

    4100 Spring Valley Road, Suite 1001, Dallas, Texas 75244
  (Address of principal executive offices, including zip code)

                         (972) 980-7159
      (Registrant's telephone number, including area code)

                              None
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1997.

     Common Stock, Par Value $.01 Per Share            1,000




                 PART I - FINANCIAL INFORMATION


                                                           Page

Item 1.   Financial Statements (Unaudited)                  F-1


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     1


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                 6

Item 6.   Exhibits and Reports on Form 8-K                  6



                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               (Unaudited)
                                                               December 31     September 30
                                                                  1996             1997
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents ...............................   $   1,335,086    $   3,502,656
  Restricted cash - current ...............................      17,809,921      102,102,606
  Accounts receivable .....................................       9,402,685       12,140,358
  Fuel oil, spare parts and supplies ......................       7,913,777        5,988,990
  Other current assets ....................................         164,905          310,912
                                                              -------------    -------------
    Total current assets ..................................      36,626,374      124,045,522

Plant and equipment:
  Electric generating facilities ..........................     288,716,711      290,862,770
  Furniture and fixtures ..................................         494,418          501,392
  Less: accumulated depreciation ..........................     (26,539,539)     (35,386,467)
  Construction in progress ................................            --         24,847,286
  Development costs .......................................       6,053,361       12,625,189
                                                              -------------    -------------
    Total plant and equipment, net ........................     268,724,951      293,450,170

Restricted cash - debt service reserves and escrow deposits      32,548,366       70,807,846

Debt issuance costs, net of accumulated
  amortization of $165,015 and $951,364 respectively ......       7,570,521       14,248,648
                                                              -------------    -------------
                                                              $ 345,470,212    $ 502,552,186
                                                              =============    =============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                 (Unaudited)
                                                 December 31     September 30
                                                    1996             1997
                                               -------------    -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs .....................   $     660,167    $        --
    Interest and letter of credit fees .....       6,297,558       11,084,839
    Operating expenses and other ...........       6,991,796        5,801,289
  Current portion of long-term debt ........       5,717,623        5,711,478
                                               -------------    -------------
      Total current liabilities ............      19,667,144       22,597,606

Deferred revenue ...........................            --         13,223,856

Long term debt, less current portion .......     209,830,918      350,920,651

Capital lease obligation ...................     217,488,645      228,408,012

Minority interest ..........................            --          5,741,166

Commitments and contingencies (Note 3)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares
     authorized, issued and outstanding ....              10               10
  Advances to parent .......................     (52,782,940)     (45,774,025)
  Accumulated deficit ......................     (48,733,565)     (72,565,090)
                                               -------------    -------------
      Total shareholder's deficit ..........    (101,516,495)    (118,339,105)
                                               -------------    -------------
                                               $ 345,470,212    $ 502,552,186
                                               =============    =============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                   (UNAUDITED)

                                                                  1996            1997
                                                              ------------    ------------
Revenue:
  Electric capacity and energy sales ......................   $ 21,495,843    $ 48,346,898
  Steam and chilled water sales ...........................        388,119         439,042
  Interest income .........................................        611,242       5,533,725
                                                              ------------    ------------
                                                                22,495,204      54,319,665
                                                              ------------    ------------
Expenses:
  Plant operating expenses ................................      7,813,737      20,867,693
  Project development and administrative ..................      2,206,884       7,356,713
  Interest expense and letter of credit fees ..............     11,095,941      40,293,506
  Depreciation ............................................      3,159,659       8,846,929
  Amortization of debt issuance costs .....................        394,781         786,349
  Amortization of partnership formation costs .............        399,826            --
                                                              ------------    ------------
                                                                25,070,828      78,151,190
                                                              ------------    ------------
Loss before minority interest and extraordinary item ......     (2,575,624)    (23,831,525)

  Minority interest .......................................     (2,405,160)           --
                                                              ------------    ------------
Loss before extraordinary item ............................     (4,980,784)    (23,831,525)

  Extraordinary item - loss on early extinguishment of debt    (21,336,550)           --
                                                              ------------    ------------
Net loss ..................................................   $(26,317,334)   $(23,831,525)
                                                              ============    ============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA GLOBAL HOLDINGS, INC.
                              AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                 (UNAUDITED)

                                                                   1996            1997
                                                              ------------    ------------
Revenue:
  Electric capacity and energy sales ......................   $  6,936,940    $ 16,060,659
  Steam and chilled water sales ...........................        125,117         154,739
  Interest income .........................................        224,416       2,619,285
                                                              ------------    ------------
                                                                 7,286,473      18,834,683
                                                              ------------    ------------
Expenses:
  Plant operating expenses ................................      2,752,391       7,238,987
  Project development and administrative ..................        460,225       2,490,163
  Interest expense and letter of credit fees ..............      4,726,187      15,267,581
  Depreciation ............................................      1,053,220       2,949,025
  Amortization of debt issuance costs .....................        112,966         371,757
  Amortization of partnership formation costs .............        133,276            --
                                                              ------------    ------------
                                                                 9,238,265      28,317,513
                                                              ------------    ------------
Loss before minority interest and extraordinary item ......     (1,951,792)     (9,482,830)

  Minority interest .......................................       (499,077)       (160,000)
                                                              ------------    ------------
Loss before extraordinary item ............................     (2,450,869)     (9,642,830)

  Extraordinary item - loss on early extinguishment of debt    (21,336,550)           --
                                                              ------------    ------------
Net loss ..................................................   $(23,787,419)   $ (9,642,830)
                                                              ============    ============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (UNAUDITED)

                                                     Common Stock                                                        Total
                                            -------------------------------       Advances          Accumulated       Shareholder's
                                                Shares            Amount      (to) from Parent        Deficit            Deficit
                                            -------------     -------------     -------------      -------------      -------------
BALANCE,  January 1, 1997 .............             1,000     $          10     $ (52,782,940)     $ (48,733,565)     $(101,516,495)

  Advances (to) from parent ...........              --                --           7,008,915               --            7,008,915
  Net loss ............................              --                --                --          (23,831,525)       (23,831,525)
                                            -------------     -------------     -------------      -------------      -------------
BALANCE,  September 30, 1997 ..........             1,000     $          10     $ (45,774,025)     $ (72,565,090)     $(118,339,105)
                                            =============     =============     =============      =============      =============

     See accompanying notes to condensed consolidated financial statements.

                          PANDA GLOBAL HOLDINGS, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                  (UNAUDITED)

                                                                                                 1996                     1997
                                                                                             -------------            -------------
Operating activities:
  Net loss .......................................................................           $ (26,317,334)           $ (23,831,525)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Loss on early extinguishment of debt .......................................              21,336,550                     --
      Minority interest ..........................................................               2,405,160                     --
      Depreciation ...............................................................               3,159,659                8,846,929
      Amortization of debt issuance costs ........................................                 394,781                  786,349
      Amortization of partnership formation costs ................................                 399,826                     --
      Amortization of loan discount and deferred interest ........................                 391,491               16,541,385
  Changes in assets and liabilities:
    Accounts receivable ..........................................................              (2,079,293)              (2,737,673)
    Fuel oil, spare parts and supplies ...........................................                (159,380)               1,924,787
    Other current assets .........................................................                 (14,525)                (146,007)
    Accounts payable and accrued expenses ........................................               3,095,742                3,596,773
                                                                                             -------------            -------------
      Net cash provided (used) by operating activities ...........................               2,612,677                4,981,018
                                                                                             -------------            -------------
Investing activities:
  Restricted cash - current ......................................................              (2,920,820)             (84,292,685)
  Additions to property, plant and equipment .....................................             (57,276,658)             (25,373,249)
  Acquisition of minority interest ...............................................             (34,700,000)                    --
  Restricted cash - debt service reserves and escrow deposits ....................             (18,886,349)             (38,259,480)
                                                                                             -------------            -------------
      Net cash provided (used) by investing activities ...........................            (113,783,827)            (147,925,414)
                                                                                             -------------            -------------
Financing activities:
  Contributions from minority interest owners ....................................                    --                  5,741,166
  Distributions to minority interest owner .......................................              (1,152,113)                    --
  Advances (to) from parent ......................................................             (28,996,975)              (1,850,150)
  Deferred revenue ...............................................................                    --                 13,223,856
  Proceeds from long term debt ...................................................             275,933,627              145,025,088
  Repayment of long term debt ....................................................            (127,038,813)              (4,342,500)
  Repayment of capital lease obligation ..........................................                    --                 (5,221,018)
  Debt issuance costs ............................................................              (6,957,135)              (7,464,476)
                                                                                             -------------            -------------
      Net cash provided (used) by financing activities ...........................             111,788,591              145,111,966
                                                                                             -------------            -------------
Increase (decrease) in cash and cash equivalents .................................                 617,441                2,167,570

Cash and cash equivalents, beginning of period ...................................               1,166,385                1,335,086
                                                                                             -------------            -------------
Cash and cash equivalents, end of period .........................................           $   1,783,826            $   3,502,656
                                                                                             =============            =============
Noncash operating, investing and financing activities:
  Interest expense on capital lease obligation ...................................           $        --              $  16,140,385
  Development costs transferred from parent ......................................                    --                  8,859,065

     See accompanying notes to condensed consolidated financial statements.

          PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      For the Nine Months Ended September 30, 1996 and 1997


1. ORGANIZATION AND BASIS OF PRESENTATION

     Panda Global Holdings, Inc. ("Panda Global", or collectively with its subsidiaries the "Company"), a wholly owned subsidiary of Panda Energy International, Inc. ("PEII"), was formed in March 1997 to hold the ownership interests in four independent power projects which were formerly owned by other wholly owned subsidiaries of PEII. The ownership interests were transferred to the Company at PEII's historical cost. Because the transfers occurred between entities under common control, the transactions have been accounted for in a manner similar to a pooling of interests. The Company has two direct wholly owned subsidiaries:
Panda Energy Corporation ("PEC")( a Texas corporation) which indirectly holds the Company's ownership interests in domestic projects, and Panda Global Energy Company ("Global Cayman")(a Cayman Islands company) which indirectly holds the Company's ownership interest in an international project located in China.

      PEC, through its wholly owned subsidiary Panda Interfunding Corporation ("PIC") and PIC's wholly owned subsidiary Panda Interholding Corporation ("Interholding"), holds the Company's ownership interests in the Rosemary project and the Brandywine
project.   The entities holding such ownership interests  include
the following:  Panda Rosemary Corporation ("PRC"), a 91% general
partner  in  Panda-Rosemary,  L.P.  ("Panda-Rosemary");  PRC   II
Corporation ("PRC II"), a 9% limited partner in Panda-Rosemary; Panda Brandywine Corporation, a 50% general partner in Panda-Brandywine, L.P. ("Panda-Brandywine"); Panda Energy Corporation (a Delaware corporation), a 50% limited partner in Panda-Brandywine; and Brandywine Water Company. The Company, through its general and limited partnership interests, owns 100% of Panda-Brandywine and, as of July 31, 1996, owns 100% of Panda-Rosemary. Prior to July 31, 1996, the Company owned 10% of Panda-Rosemary. The Rosemary and Brandywine projects are located in the United
States.   Other  direct or indirect wholly owned subsidiaries  of
PIC  include:  Panda Funding Corporation ("PFC"),  Panda-Rosemary
Funding   Corporation  ("PRFC")  and  Panda  Cayman  Interfunding
Corporation ("PIC Cayman"), which have been formed to facilitate the financing of the development and acquisition of independent power projects.

       Additionally, PEC holds the Company's 100% ownership interest in the Kathleen project through its wholly owned subsidiaries.

     Global Cayman (which collectively with its subsidiaries is a development stage enterprise having no operating revenues) holds a 95.5% ownership interest in Pan-Sino Energy Development Company LLC ("Pan-Sino")(a Cayman Islands company), which in turn holds a 99% ownership interest in Pan-Western Energy Corporation LLC ("Pan-Western")(a Cayman Islands company), which in turn owns an approximately 88% interest in four joint venture companies (the "Joint Venture Companies") organized under the laws of the People's Republic of China ("China") to develop and construct an independent power project located in China. The Joint Venture Companies, which currently have no material assets or operations, are: Tangshan Panda Heat and Power Company, Ltd. ("Tangshan Panda"), Tangshan Pan-Western Heat and Power Company, Ltd. ("Tangshan Pan-Western"), Tangshan Cayman Heat and Power Company, Ltd. ("Tangshan Cayman") and Tangshan Pan-Sino Heat Company, Ltd. ("Tangshan Pan-Sino"). Additionally, effective in June 1997, Global Cayman, through its wholly owned subsidiary Panda Bhote Koshi Company (a Cayman Islands company), holds a 100% interest in Panda of Nepal LLC (a Cayman Islands company), which in turn holds an ownership interest (expected to be 75% following the completion of financing) in Bhote Koshi Power Company Pvt. Ltd. (a Nepal company), which was organized under the laws of Nepal to develop and construct an independent power project in Nepal.

      Collectively,  PEC,  Pan-Sino  and  Pan-Western  are   the
predecessors of the Company.

      All material intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 1996 and 1997 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The amounts presented in the balance sheet as of December 31, 1996 were derived from the Company's audited consolidated financial statements.

     Allocation of Administrative Costs -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $1,892 and $3,224 for the nine months ended September 30, 1996 and 1997 and $784 and $1,114 for the three months ended September 30, 1996 and 1997, respectively. Such costs are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

     Deferred revenue - Revenue from the sale of rights to future interest income from certain of the Company's restricted cash accounts (debt service reserves and escrow deposits) is deferred and recognized as interest revenue over the lives of the related debt obligations.

3. POWER PROJECTS AND LONG-TERM DEBT

      Luannan Project Financing -- In April 1997, Global Cayman issued $155.2 million original principal amount of senior secured notes ("Senior Secured Notes") to finance the development and construction of the Luannan Project. The Senior Secured Notes, which were issued at a discount for gross proceeds of $145.0 million, bear interest at a fixed rate of 12 1/2% payable semiannually commencing October 15, 1997. Scheduled principal payments are required semiannually commencing October 15, 2000 and will continue through maturity on April 15, 2004. The Senior Secured Notes are subject to mandatory redemption prior to maturity under certain conditions. The Senior Secured Notes are secured by (i) a pledge of 100% of the capital stock of Global Cayman, 99% of the capital stock of Pan-Western and at least 90% of the capital stock of Pan-Sino, and (ii) a security interest in certain funds of Global Cayman and its subsidiaries established under the indenture. Additionally, the Senior Secured Notes are fully and unconditionally guaranteed by Panda Global, whose guarantee (the "Senior Secured Notes Guarantee") is secured by
(i) a pledge of 100% of the capital stock of Panda Global and PEC and (ii) a security interest in certain funds of Panda Global established under the indenture. The Senior Secured Notes Guarantee is effectively subordinated to the obligations of PIC and its subsidiaries under the Series A Bonds and project-level financing arrangements. The indenture contains certain covenants, including limitations on distributions, additional debt and certain other transactions. Individually, and in the aggregate, the pledges of capital stock of PEC, Pan-Western and Pan-Sino do not constitute a "substantial portion" (as defined in Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933) of collateral for the Senior Secured Notes and the Senior Secured Notes Guarantee. Separate financial statements of such entities are not presented, as management has determined that such information is not material to holders of the Senior Secured Notes. The Company has incurred costs on the Luannan Project of $3.3 million and $24.8 million as of December 31, 1996 and September 30, 1997, respectively. Such costs are included in the accompanying balance sheets in plant and equipment under development costs as of December 31, 1996 and under construction in progress as of September 30, 1997 due to the completion of financing for the project in April 1997.

      Nepal Project - The Company has an ownership interest (expected to be 75% following completion of financing) in a joint venture with a major hydroelectric engineering company and a local Nepalese party to build a 36 megawatt hydroelectric facility on the upper Bhote Koshi River in Nepal ("Nepal Project"). The ownership interest was transferred from a subsidiary of PEII to Global Cayman at historical cost in June 1997. A 25-year power purchase agreement with the Nepal Electricity Authority was signed in July 1996. The Nepal Project will be constructed pursuant to a fixed-price, turnkey contract with China Gezhouba Construction Group Corporation. The Company has received a commitment letter from a multilateral agency to provide debt financing for the Nepal Project and is currently seeking additional financing for the project. Construction of the project is subject to the successful completion of financing. The Company has incurred development costs for the Nepal Project of $9.7 million as of September 30, 1997, which are included in plant and equipment under development costs in the accompanying balance sheet.

      Kathleen Project - The Company has incurred costs on the Kathleen Project of $2.8 million and $3.0 million as of December 31, 1996 and September 30, 1997, respectively. Such costs are included in plant and equipment under development costs in the accompanying balance sheets.

4. COMMITMENTS AND CONTINGENCIES

      In connection with a previous borrowing from Nova Northwest Inc. ("Nova"), Nova received a cash flow participation interest in the distributions from the Rosemary Project for the term of the Panda-Rosemary L.P. partnership agreement. Such participation interest amounted to 4.33% of PEII's own participation interest, which was 10% at the time the agreement was entered into. PEII filed an action with the District Court of Dallas County, Texas seeking a declaratory judgment that Nova's cash flow participation is 0.433% of PEII's 100% interest after the acquisition of the institutional investor's 90% limited partnership interest. Management believes that the resolution of this dispute will not have a material effect on the financial position, results of operations or cash flows of the Company. PEII and Nova each have the option to convert the present value of cash flow participation, as defined by the agreement, to PEII common stock at $6 a share.

       In August 1996, Panda-Brandywine and PEPCO commenced discussions concerning commercial operational requirements of the

      In 1995, Florida Power filed an action with the Florida Public Service Commission ("Florida PSC") relating to the term of the power purchase agreement for the Kathleen Project and whether the Kathleen Project, as designed, is eligible to execute the power purchase agreement pursuant to Florida Power's bid solicitation and the Florida PSC's regulations. On May 20, 1996, the Florida PSC issued an order finding that: (1) the Kathleen Project, as designed, did not comply with the power purchase agreement and the Florida PSC's regulations; (2) the capacity payments under the power purchase agreement should only extend for 20 years (as opposed to the 30 year stated term of the agreement); and (3) the construction and commercial operation milestones should be extended for an additional 18 months. The Company appealed this ruling to the Florida Supreme Court. On September 18, 1997 the Florida Supreme Court issued a ruling affirming the earlier finding of the Florida PSC. The Company will continue to vigorously pursue this legal matter. Management believes that the outcome of this litigation will not have a material effect on the accompanying condensed consolidated financial statements.

       In August 1996, Panda-Brandywine and PEPCO commenced discussions concerning commercial operational requirements of the Brandywine Project and conversion of the construction loan to long-term financing in the form of a lease. During these discussions, disagreements arose between Panda-Brandywine and PEPCO with respect to certain provisions of the Brandywine Power Purchase Agreement which relate to the determination of the interest rate that is the basis for reduction in capacity payments thereunder (the "PEPCO Interest Rate Dispute"). PEPCO and Panda-Brandywine are presently attempting to resolve these disagreements but there are no assurances that such efforts will be successful. If the PEPCO Interest Rate Dispute is determined adversely to Panda-Brandywine, the capacity payments paid by PEPCO under the Brandywine Power Purchase Agreement will be less than originally anticipated, thereby adversely affecting the revenues realized by Panda-Brandywine, and consequently, reducing the amount of funds that would be available for distribution to the Company.

      Raytheon Engineers and Constructors, Inc. ("Raytheon") constructed the Brandywine Project pursuant to a fixed-price, turnkey engineering, procurement and construction contract (the "Brandywine EPC Agreement") with Panda-Brandywine. Raytheon completed the construction and start-up of the Brandywine Project and has met the requirements for commercial operations and substantial completion under the Brandywine EPC Agreement, although the date on which commercial operations were achieved and the entitlement of Raytheon to certain early completion bonuses under the Brandywine EPC Agreement are the subject of a dispute between Panda-Brandywine and Raytheon. The Company estimates that the amount in dispute is less than $1 million and believes that the resolution of this dispute will not have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     (Dollar amounts are in thousands unless otherwise noted)

General

     The Company owns 100% equity interests in two completed electric power generation facilities in the United States: the Rosemary Facility, which began commercial operations in December 1990, and the Brandywine Facility, which began commercial operations in October 1996. Prior to July 31,
1996, the Company owned a 10% equity interest in the Rosemary Facility. The Company also owns an approximately 83% indirect interest in the Luannan Project in China, for
which   preliminary  construction  activity   commenced   in
December 1996 and full construction activity commenced following the successful completion of financing in April
1997.   Additionally, the Company owns  an  equity  interest
(expected  to be 75% following the completion of  financing)
in   a  hydroelectric  power  project  in  Nepal  which  was
transferred to the Company at historical cost in June 1997 from another subsidiary of the Company's ultimate parent Panda Energy International, Inc. Construction of the Nepal Project is subject to the successful completion of financing. The Company also owns a 100% equity interest in the Kathleen project in Florida, development of which has been delayed by litigation.

Results of Operations

      The Company's revenues from electric power generation are derived from long-term contracts which include both a fixed capacity payment and a variable energy payment. The capacity payments, which are based upon the specified power generating capacity of a project, are designed to cover fixed costs and to provide an acceptable return on equity. The energy payments, which are based on actual electricity output, are designed to cover variable costs including fuel costs and variable operating expenses incurred in connection with electricity output. Accordingly, the impact of price fluctuations on the results of operations is generally not material. The extent to which a facility is dispatched (i.e., required to deliver electricity), and therefore the actual electricity output for a given period, are subject to the discretion of the power purchaser, with certain limitations. The capacity payments are the predominant source of revenue for the Company. The Company currently believes that it can meet its liquidity requirements solely from the capacity payments in the unlikely event that its facilities are not dispatched at all. See "Liquidity and Capital Resources."

  Third Quarter 1997 compared to 1996

     The Company recorded a loss before minority interest of $9,483 in the third quarter of 1997 on revenues of $18,835 compared to a loss before minority interest and extraordinary item of $1,952 on revenues of $7,286 during the same period in 1996. The increase in revenues in the
1997 period was primarily caused by operations of the Brandywine Facility (which commenced on October 31, 1996), supplemented by an increase in revenues at the Rosemary Facility, and by increased interest income. The 1997 period reflects operations of both the Rosemary and Brandywine facilities, whereas the 1996 period includes only the Rosemary Facility. For the 1997 and 1996 periods, capacity revenues for the Rosemary Facility were $5,768 and $6,182, respectively, reflecting a contractual decrease of $414. Energy revenues for the Rosemary Facility for the 1997 and 1996 periods were $1,463 and $756, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch hours at that facility compared to the 1996 period. During the third quarter of 1997, the Rosemary Facility was dispatched 478 hours as compared to 223 hours in the 1996 period. Capacity revenues and energy revenues from Potomac Electric Power Company for the Brandywine Facility for the third quarter of 1997 were $5,003 and $3,780, respectively. The Brandywine Facility was dispatched 976 hours during this period. Additionally, the Company had energy revenues of $46 from the sale of natural gas to other purchasers. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $7,239 (38% of revenues) in the 1997 period from $2,752 (38% of revenues) in 1996, primarily due to operating costs of the Brandywine Facility, which had not yet commenced operations in the third quarter of 1996.

      Project development and administrative expenses were $2,490 (13% of revenues) and $460 (6% of revenues) for the 1997 and 1996 periods, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity of the Company's operations. Also, the 1996 amount was lower than normal due to correction of certain accruals in the third quarter of that year, the effect of which was to reduce expense by approximately $200.

     Interest expense increased to $15,268 (81% of revenues) in the 1997 period from $4,726 (65% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds"), $105.5 million original principal amount of pooled project bonds ("Series A Bonds"), the capital lease financing for the Brandywine Facility, and $145.0 million discounted principal amount of Senior Secured Notes issued in April 1997 for the Luannan Facility. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

      Depreciation, amortization of debt issue costs and amortization of partnership formation costs amounted to $3,321 (18% of revenues) in the 1997 period and $1,299 (18%
of revenues) in 1996. The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

     For the 1996 period, minority interest in net income of Panda-Rosemary was $499. There is no minority interest in
1997   related  to  Panda-Rosemary  due  to  the   Company's
acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in Panda-Rosemary. As a result of this acquisition, the Company owns 100% of Panda-Rosemary. For the 1997 period, the minority interest in the net loss of the Luannan project entities was $160.

       For the 1996 period, the Company incurred an extraordinary loss on early extinguishment of debt of $21,337 as a result of the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

     As a result of the various factors discussed above, the Company recorded net losses of $9,642 and $23,787 for the 1997 and 1996 periods, respectively.

     First Nine Months of 1997 compared to 1996

     The Company recorded a net loss of $23,832 in the first nine months of 1997 on revenues of $54,320 compared to net loss before minority interest and extraordinary item of $2,576 on revenues of $22,495 during the same period in 1996. The increase in revenues in the 1997 period was primarily caused by operations of the Brandywine Facility (which commenced on October 31, 1996), partially offset by a decrease in revenues at the Rosemary Facility, and by increased interest income. The 1997 period reflects operations of both the Rosemary and Brandywine facilities, whereas the 1996 period includes only the Rosemary Facility. For the 1997 and 1996 periods, capacity revenues for the Rosemary Facility were $18,438 and $19,781, respectively, reflecting a contractual decrease of $1,343. Energy revenues for the Rosemary Facility for the 1997 and 1996 periods were $2,302 and $1,715, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch hours at that facility compared to the 1996 period. During the first nine months of 1997, the Rosemary Facility was dispatched 720 hours as compared to 490 hours in the 1996 period. Capacity revenues and energy revenues from Potomac Electric Power Company for the Brandywine Facility for the first nine months of 1997 were $15,038 and $8,831, respectively. The Brandywine Facility was dispatched 2,685 hours during this period. Additionally, the Company had energy revenues of $3,738 from the sale of natural gas and fuel oil to other purchasers in the 1997 period. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased (as a percentage of revenues) to $20,868 (38% of revenues) in the 1997 period from $7,814 (35% of revenues) in 1996, primarily due to lower margins obtained on the sale of natural gas and fuel oil to other purchasers.

      Project development and administrative expenses were $7,357 (14% of revenues) and $2,207 (10% of revenues) for the 1997 and 1996 periods, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity of the Company's operations.

     Interest expense increased to $40,294 (74% of revenues) in the 1997 period from $11,096 (49% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds"), $105.5 million original principal amount of pooled project bonds ("Series A Bonds"), the capital lease financing for the Brandywine Facility, and $145.0 million discounted principal amount of Senior Secured Notes issued in April 1997 for the Luannan Facility. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

      Depreciation, amortization of debt issue costs and amortization of partnership formation costs amounted to $9,176 (18% of revenues) in the 1997 period and $3,954 (18%
of revenues) in 1996. The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

      For the 1996 period, minority interest in net income was $2,405. There is no minority interest in 1997 due to the Company's acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in Panda-Rosemary. As a result of this acquisition, the Company owns 100% of Panda-Rosemary.

       For the 1996 period, the Company incurred an extraordinary loss on early extinguishment of debt of $21,337 as a result of the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

     As a result of the various factors discussed above, the Company recorded net losses of $17,538 and $25,371 for the 1997 and 1996 periods, respectively.

Liquidity and Capital Resources

      To date, the Company has obtained cash from operations of the Rosemary Facility and the Brandywine Facility, borrowings under non-recourse project debt of Panda-Rosemary and Panda-Brandywine, an equity contribution by Ford Motor Credit Company ("Ford")(a former minority interest partner in Panda-Rosemary), senior indebtedness issued to Trust Company of the West, and the issuance of the Rosemary Bonds and the Series A Bonds. The Company utilized this cash to refinance the project debt of Panda-Rosemary, fund development and construction of the Brandywine Facility, service its debt obligations, make distributions to its parent to fund project development efforts, and for general and administrative expenses. Additionally, on July 31, 1996, the Company repaid all outstanding senior indebtedness to Trust Company of the West and purchased Ford's remaining limited partnership interest in Panda-Rosemary. The Company also issued $145.0 million discounted principal amount of 12.5% Senior Secured Notes in April 1997, the proceeds of which are restricted to use in the construction of the Luannan Project.

      The principal future cash requirement of the Company will be payment of its debt service obligations. The Company will rely almost exclusively on distributions from the Project Entities to meet its cash requirements. The Project Entities' ability to make such distributions will depend upon the financial performance of the Rosemary Facility, the Brandywine Facility and the Luannan Facility and will be subject to a number of limitations on distributions contained in the project-level debt agreements. The Company currently believes that it will have sufficient liquidity from the cash flows available for distribution from the Project Entities, together with amounts held in debt service reserves and other restricted cash reserves, to satisfy its obligations.

     The Project Entities are dependent on capacity payments under their respective power purchase agreements to meet their fixed obligations, including payment of project-level debt service, and to make distributions to the Company. Capacity payments can be adversely affected by a major equipment failure, resulting in a facility being unavailable for dispatch for an extended period of time. Capacity payments can also be subject to reduction pursuant to regulatory disallowance and, under contractual provisions, as a result of events outside the Company's control. In 1997, 1999 and 2006, the capacity payments for the Rosemary Facility are scheduled to decrease by approximately $1.8 million (6.7%), $1.8 million (7.1%) and $5.4 million
(23.1%), respectively, based on the facility's current capacity rating. The capacity payments for the Brandywine Facility, which commenced in 1997, are subject to specified downward adjustments in 1998 and 2000, and upward adjustments in 2001 and 2007 through 2021. The Company currently believes it will be able to continue to meet its obligations during the periods such reductions are applicable.

      Each of the electric energy purchasers under the power purchase agreements for the Rosemary Facility and the Brandywine Facility has a contractual right to schedule the facility for dispatch largely at the purchaser's discretion. Thus, revenues from energy payments will vary depending on the hours these facilities are dispatched by such purchasers. The Company currently believes that it can meet its liquidity requirements solely from the capacity payments in the unlikely event that these facilities are not dispatched at all.

Impact of Inflation

       Inflationary increases in the Company's costs, primarily project development costs, energy costs, and capital costs, may be offset by increases in revenue as provided in the various purchase agreements, although competition may limit the Company's ability to fully recover all such increases. The Company attempts, where possible, to obtain provisions in its power purchase agreements whereby certain revenue components, such as energy payments, may be adjusted with inflationary increases. The Company currently believes that inflation will not have a material adverse effect on the Company's financial position, results of operations or cash flows in the foreseeable future.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Panda-Kathleen, L.P., an indirect subsidiary of the registrant (the "Kathleen Partnership"), is a defendant in a legal proceeding, commenced in January 1995, captioned In re: Petition for Declaratory Statement Regarding Eligibility for Standard Offer Contract and Payment Thereunder by Florida Power Corporation, Case No. 950110-EI, whereby the Florida Power Corporation ("FPC") sought a declaratory judgment that a power purchase agreement between the FPC and the Kathleen Partnership is not "available" to the Kathleen Partnership. The Florida Supreme Court issued a ruling on September 18, 1997 affirming a prior ruling of the Florida Public Service Commission to the effect that such power purchase agreement is not available to the Kathleen Partnership as proposed. The registrant understands that the Kathleen Partnership intends to continue to pursue vigorously this legal matter. The registrant believes that an adverse resolution to this legal matter would not have a material adverse effect on the business or financial condition of the registrant.

Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit
Number    Exhibit Description

27.01     Financial Data Schedule.*

* Filed herewith.


     (b) The registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PANDA GLOBAL HOLDINGS, INC.


Date:  November 11, 1997      By:  /s/ Janice Carter
                                   Janice Carter
                                   Executive Vice President,
                                   Secretary and Treasurer





                          EXHIBIT INDEX


                                              Sequentially
Exhibit                                          Numbered
Number    Description                              Page

27.01          Financial Data Schedule