Form 10-Q
period 1998-03-31
PANDA GLOBAL HOLDINGS INC
filed 1998-05-15
CIK 1038504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                          OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1998.

               Common Stock, Par Value $.01 Per Share             1,000

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE

Item 1.     Financial Statements (Unaudited)                                 F-1


Item 2.     Management's  Discussion and Analysis of Financial Condition
              and Results of Operations                                       1

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 5

Item 4.    Submission of Matters to a Vote of Security Holders               6

Item 6.   Exhibits and Reports on Form 8-K                                   6

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding financial position, projects under evaluation or development, construction or other budgets and plans and objectives for future operations, are forward-looking statements. Although the registrant believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the registrant's expectations ("Cautionary Statements") include the impact of geopolitical occurrences worldwide; the results of financing efforts; risks under contracts and swap agreements; changes in laws and regulations; unforeseen engineering and mechanical or technological difficulties; and other risks described in the registrant's filings from time to time with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              (Unaudited)
                                                               December 31       March 31
                                                                  1997             1998
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents ...............................   $   2,929,289    $   1,653,293
  Restricted cash - current ...............................      92,828,082       75,722,413
  Accounts receivable .....................................       9,786,837       10,997,365
  Fuel oil, spare parts and supplies ......................       6,264,549        6,365,651
  Other current assets ....................................         257,877          280,944
                                                              -------------    -------------
    Total current assets ..................................     112,066,634       95,019,666

Plant and equipment:
  Electric generating facilities ..........................     291,515,328      292,358,814
  Furniture and fixtures ..................................         533,663          542,885
  Less: accumulated depreciation ..........................     (38,114,058)     (41,031,745)
  Construction in progress ................................      36,131,069       43,931,416
  Development costs .......................................       2,942,340        2,942,340
                                                              -------------    -------------
    Total plant and equipment, net ........................     293,008,342      298,743,710

Investment in joint venture ...............................         836,654          836,654

Restricted cash - debt service reserves and escrow deposits      72,430,527       76,727,217

Debt issuance costs, net of accumulated
  amortization of $1,583,368 and $1,996,293 respectively ..      13,539,612       13,136,688
                                                              -------------    -------------
                                                              $ 491,881,769    $ 484,463,935
                                                              =============    =============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                            (Unaudited)
                                                            December 31       March 31
                                                               1997             1998
                                                           -------------    -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs .................................   $   5,600,000    $   5,200,000
    Interest and letter of credit fees .................       9,697,648       11,405,836
    Operating expenses and other .......................       4,879,522        2,651,470
  Current portion of long-term debt ....................       5,816,974        5,922,470
                                                           -------------    -------------
      Total current liabilities ........................      25,994,144       25,179,776

Deferred revenue .......................................      13,140,387       12,984,390

Long term debt, less current portion ...................     349,667,769      348,431,639

Capital lease obligation ...............................     231,278,528      234,218,456

Minority interest ......................................       5,741,166        5,741,166

Commitments and contingencies (Note 4)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding ............................              10               10
  Advances to parent ...................................     (52,738,381)     (54,907,481)
  Accumulated deficit ..................................     (81,201,854)     (87,184,021)
                                                           -------------    -------------
                                                            (133,940,225)    (142,091,492)
                                                           -------------    -------------
                                                           $ 491,881,769    $ 484,463,935
                                                           =============    =============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                                   (UNAUDITED)

                                                        1997            1998
                                                   ------------    ------------
REVENUE:
  Electric capacity and energy sales ...........   $ 17,329,693    $ 16,611,008
  Steam and chilled water sales ................        130,582         189,938
  Interest income ..............................        429,727       2,272,754
                                                   ------------    ------------
                                                     17,890,002      19,073,700
                                                   ------------    ------------
EXPENSES:
  Plant operating expenses .....................      8,261,187       4,661,158
  Project development and administrative .......      2,395,022       2,430,519
  Interest expense and letter of credit fees ...     10,801,629      14,633,578
  Depreciation .................................      2,948,878       2,917,687
  Amortization of debt issuance costs ..........        173,807         412,925
                                                   ------------    ------------
                                                     24,580,523      25,055,867
                                                   ------------    ------------
NET LOSS .......................................   $ (6,690,521)   $ (5,982,167)
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                   (UNAUDITED)

                                                              COMMON STOCK                                               TOTAL
                                                            -----------------      ADVANCES         ACCUMULATED       SHAREHOLDER'S
                                                            SHARES     AMOUNT      TO PARENT          DEFICIT            DEFICIT
                                                            ------     ------     ------------      ------------      -------------
BALANCE,  January 1, 1998 .............................      1,000     $   10     $(52,738,381)     $(81,201,854)     $(133,940,225)

  Advances to parent, net .............................       --         --         (2,169,100)             --           (2,169,100)

  Net loss ............................................       --         --               --          (5,982,167)        (5,982,167)
                                                            ------     ------     ------------      ------------      -------------
BALANCE,  March 31, 1998 ..............................      1,000     $   10     $(54,907,481)     $(87,184,021)     $(142,091,492)
                                                            ======     ======     ============      ============      =============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

                                   (UNAUDITED)

                                                                     1997            1998
                                                                -----------    ------------
OPERATING ACTIVITIES:
  Net loss ..................................................   $(6,690,521)   $ (5,982,167)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation ..........................................     2,948,878       2,917,687
      Amortization of debt issuance costs ...................       173,807         412,925
      Amortization of loan discount and deferred
        interest on capital lease obligation ................     5,380,052       5,794,925
  Changes in assets and liabilities:
    Accounts receivable .....................................       183,066      (1,210,528)
    Fuel oil, spare parts and supplies ......................     1,015,869        (101,102)
    Other current assets ....................................       (69,680)        (23,067)
    Accounts payable and accrued expenses ...................    (4,852,153)       (519,864)
                                                                -----------    ------------
      Net cash provided (used) by operating activities ......    (1,910,682)      1,288,809
                                                                -----------    ------------
INVESTING ACTIVITIES:
  Restricted cash - current .................................     2,694,706      17,105,669
  Additions to property, plant and equipment ................    (4,415,625)     (9,053,055)
  Restricted cash - debt service reserves and escrow deposits          --        (4,296,690)
                                                                -----------    ------------
      Net cash provided (used) by investing activities ......    (1,720,919)      3,755,924
                                                                -----------    ------------
FINANCING ACTIVITIES:
  Advances (to) from parent .................................     5,220,899      (2,169,100)
  Deferred revenue ..........................................          --          (155,997)
  Repayment of long term debt ...............................    (1,592,257)     (1,375,122)
  Repayment of capital lease obligation .....................          --        (2,610,509)
  Debt issuance costs .......................................      (134,056)        (10,001)
                                                                -----------    ------------
      Net cash provided (used) by financing activities ......     3,494,586      (6,320,729)
                                                                -----------    ------------
Increase (decrease) in cash and cash equivalents ............      (137,015)     (1,275,996)

Cash and cash equivalents, beginning of period ..............     1,335,086       2,929,289
                                                                -----------    ------------
Cash and cash equivalents, end of period ....................   $ 1,198,071    $  1,653,293
                                                                ===========    ============
NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

  Accrued construction costs ................................   $      --      $  5,200,000
  Interest expense on capital lease obligation ..............     5,380,052       5,550,437

     See accompanying notes to condensed consolidated financial statements.

                     PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION

      Panda Global Holdings, Inc. ("Panda Global", or collectively with its subsidiaries the "Company"), a wholly owned subsidiary of Panda Energy International, Inc. ("PEII"), was formed in March 1997 to hold the ownership interests in independent power projects which were formerly owned by other wholly owned subsidiaries of PEII. The ownership interests were transferred to the Company at PEII's historical cost. Because the transfers occurred between entities under common control, the transactions have been accounted for in a manner similar to a pooling of interests. The Company has two direct wholly owned subsidiaries: Panda Energy Corporation ("PEC")( a Texas corporation) which indirectly holds the Company's ownership interests in domestic projects, and Panda Global Energy Company ("Global Cayman")(a Cayman Islands company) which indirectly holds the Company's ownership interests in international projects.

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

      Global Cayman (which collectively with its subsidiaries is a development stage enterprise having no operating revenues) holds a 95.5% ownership interest in Pan-Sino Energy Development Company LLC ("Pan-Sino")(a Cayman Islands company), which in turn holds a 99% ownership interest in Pan-Western Energy Corporation LLC ("Pan-Western")(a Cayman Islands company), which in turn owns an approximately 88% interest in four joint venture companies (the "Joint Venture Companies") organized under the laws of the People's Republic of China ("China") to develop and construct an independent power project located in China. The Joint Venture Companies are: Tangshan Panda Heat and Power Company, Ltd. ("Tangshan Panda"), Tangshan Pan-Western Heat and Power Company, Ltd. ("Tangshan Pan-Western"), Tangshan Cayman Heat and Power Company, Ltd. ("Tangshan Cayman") and Tangshan Pan-Sino Heat Company, Ltd. ("Tangshan Pan-Sino"). Additionally, Global Cayman indirectly holds an equity investment in Bhote Koshi Power Company Pvt. Ltd. ("BKPC")(a Nepal company), which was organized under the laws of Nepal to develop and construct an independent power project in Nepal.

      Collectively, PEC, Pan-Sino and Pan-Western are the predecessors of the Company.

      All material intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 1997 and 1998 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The amounts presented in the balance sheet as of December 31, 1997 were derived from the Company's audited consolidated financial statements.

      ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $1,110,000 and $1,100,000 for the three months ended March 31, 1997 and 1998, respectively. Such costs are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

3. POWER PROJECTS

      LUANNAN PROJECT -- The Company has incurred costs on the Luannan Project of $36.1 million and $43.9 million as of December 31, 1997 and March 31, 1998, respectively. Such costs are included in the accompanying balance sheets in plant and equipment under construction in progress.

      NEPAL PROJECT - BKPC, the Company's equity investee, has incurred costs for the Nepal Project (including development, construction and debt issuance costs) of $20.3 million and $25.0 million as of December 31, 1997 and March 31, 1998, respectively.

      KATHLEEN PROJECT - The Company has incurred costs on the Kathleen Project of $2.9 million as of December 31, 1997 and March 31, 1998. Such costs are included in plant and equipment under development costs in the accompanying balance sheets. See Note 4 regarding contingencies surrounding the Kathleen Project.

4. COMMITMENTS AND CONTINGENCIES

      In 1995, Florida Power filed an action with the Florida Public Service Commission ("Florida PSC") relating to the term of the power purchase agreement for the Kathleen Project and whether the Kathleen Project, as designed, is eligible to execute the power purchase agreement pursuant to Florida Power's bid solicitation and the Florida PSC's regulations. On May 20, 1996, the Florida PSC issued an order finding that: (1) the Kathleen Project, as designed, did not comply with the power purchase agreement and the Florida PSC's regulations; (2) the capacity payments under the power purchase agreement should only extend for 20 years (as opposed to the 30 year stated term of the agreement); and (3) the construction and commercial operation milestones should be extended for an additional 18 months. The Company appealed this ruling to the Florida Supreme Court. On September 18, 1997 the Florida Supreme Court issued a ruling affirming the earlier finding of the Florida PSC. On April 27, 1998, the U.S. Supreme Court declined to review the matter. Also on April 27, 1998, the Florida PSC issued an order denying further extension of the previously granted

18-month milestone extension. On May 12, 1998, the Company filed an action with the Florida Supreme Court seeking to reverse the Florida PSC's order. The Company will continue to pursue its legal and other options with respect to the Kathleen Project. Management believes that the resolution of this matter will not have a material effect on the accompanying condensed consolidated financial statements.

      In August 1996, Panda-Brandywine and Potomac Electric Power Company ("PEPCO") commenced discussions concerning commercial operational requirements of the Brandywine Project and conversion of the construction loan to long-term financing in the form of a lease. During these discussions, disagreements arose between Panda-Brandywine and PEPCO with respect to certain provisions of the Brandywine Power Purchase Agreement which relate to the determination of the interest rate that is the basis for reduction in capacity payments thereunder (the "PEPCO Interest Rate Dispute"). In late 1997, Panda-Brandywine reached a tentative agreement with PEPCO under which the amount of capacity payments will be increased (as compared with the capacity payments originally anticipated) during the first ten years following the commencement of commercial operations, and will be reduced during the final fifteen years of the Power Purchase Agreement. The agreement provides that PEPCO will pay to Panda-Brandywine within two business days following the effective date of the settlement (as discussed below) approximately $3.8 million, which represents the difference between the originally scheduled capacity payments and the capacity payments due under the agreement for the first nine months of 1997. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the tentative agreement. Additionally, PEPCO has agreed to release certain amounts of capacity to Panda-Brandywine for resale of energy to other parties, and to grant Panda-Brandywine the right to sell additional energy to other parties subject to the availability of the facility. The effectiveness of the agreement with PEPCO is subject to the consent of the financing parties, including GECC, under the capital lease financing arrangements for the facility. In this regard, Panda-Brandywine has commenced discussions with GECC and the other financing parties concerning such consents, and has executed an agreement in principle with GECC. Among other things, this agreement in principle provides for (i) the reallocation of lease payments to GECC in order to match the revised capacity payment schedule with PEPCO, (ii) the reimbursement to GECC by Panda-Brandywine of certain fees, and (iii) certain technical amendments to the applicable financing documents. The finalization of the tentative agreement is subject to several conditions, including but not limited to written consents from all other financing parties and other applicable parties, receipt of legal opinions concerning the tax and regulatory consequences of the transaction, and the preparation of definitive legal documentation of the transaction to the satisfaction of all parties involved.

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

      In April 1998, PRC filed suit in federal court charging the Bibb Company ("Bibb") and Westpoint Stevens, Inc. ("Westpoint") with violating a contractual agreement in the sale of a textile mill in 1997 and in the operation of the mill since that time. The Rosemary Facility supplies steam and chilled water to the textile mill under a contract originally signed with Bibb. Westpoint acquired the textile mill from Bibb in 1997. The suit asks the court to determine and clarify the rights of the parties to the contract. The

Company continues to provide steam and chilled water to the mill pursuant to the contract. The Company believes that the resolution of this contractual dispute will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

      The Company has entered into various long-term contracts for the purchase and transportation of fuel subject to termination only in certain limited circumstances. These contracts have remaining terms of 10 to 25 years. The Company's minimum purchase commitment under these contracts is 2.3 million British thermal units of gas annually through October 31, 2011. In the aggregate, such commitments are not at prices in excess of the current market.

      PEII is also involved in other legal and administrative proceedings in the ordinary course of business. Management believes the amount of ultimate liability allocable to the Company with respect to these matters will not have a material affect on the financial position, results of operations or cash flows of the Company.

PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (DOLLAR AMOUNTS ARE IN THOUSANDS UNLESS OTHERWISE NOTED)

GENERAL

      The Company owns 100% equity interests in two completed electric power generation facilities in the United States: the Rosemary Facility, which began commercial operations in December 1990, and the Brandywine Facility, which began commercial operations in October 1996. The Company also owns an approximately 83% indirect interest in the Luannan Facility currently under construction in China, financing for which was completed in April 1997. Additionally, the Company owns an indirect equity interest in the Nepal Facility currently under construction in Nepal, financing for which was completed in December 1997.

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

      FIRST QUARTER 1998 COMPARED TO 1997

      The Company recorded a net loss of $5,982 in the first quarter of 1998 on revenues of $19,074 compared to net loss of $6,690 on revenues of $17,890 during the same period in 1997. The increase in revenues in the 1998 period was primarily caused by increased interest income, partially offset by a decrease in operating revenues at the Rosemary and Brandywine facilities. The increase in interest income resulted primarily from higher restricted cash balances attributable to the Luannan Facility construction project. For the 1998 and 1997 periods, capacity revenues for the Rosemary Facility were $6,922 for each period. Energy revenues for the Rosemary Facility for the 1998 and 1997 periods were $4 and $153, respectively. The decrease in energy revenues for the Rosemary Facility is attributable to lower dispatch levels at that facility compared to the 1997 period. Capacity revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for the first quarter of 1998 and 1997 were $6,831 and $5,035, respectively. Capacity revenues for the Brandywine Facility for 1997 were lower than originally anticipated due to a disagreement with PEPCO over the calculation of the capacity payments. As discussed in Note 4 to the condensed consolidated financial statements, the Company and PEPCO have reached a tentative agreement under which PEPCO will pay approximately $3.8 million to the Company for the retroactive effect of higher capacity payments for the first nine months of 1997. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the tentative agreement. The agreement is subject to the consent of the financing parties. Energy revenues from PEPCO for the Brandywine Facility for the first quarter of 1998 and 1997 were $2,769 and $2,546, respectively. The increase in energy revenues for the Brandywine Facility is attributable to higher dispatch levels at that facility compared to the 1997 period. Additionally, in the first quarter of 1998 and 1997, the Brandywine Facility had energy revenues of $85 and $2,674, respectively, from the sale of natural gas and fuel oil to other purchasers. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, decreased to $4,661 (24% of revenues) in the 1998 period from $8,261 (46% of revenues) in the 1997 period. The higher level of 1997 expenses was primarily due to additional fuel costs related to low-margin sales of natural gas and fuel oil to other purchasers in the 1997 period.

      Project development and administrative expenses were $2,431 (13% of revenues) and $2,395 (13% of revenues) for the 1998 and 1997 periods, respectively. The slight increase in 1998 was primarily attributable to inflation.

      Interest expense increased to $14,634 (77% of revenues) in the 1998 period from $10,802 (60% of revenues) in 1997 as a result of the increase in outstanding indebtedness from the issuance of $145.0 million discounted principal amount of Senior Secured Notes in April 1997 for the Luannan Facility.

      Depreciation and amortization of debt issue costs amounted to $3,331 (17% of revenues) in the 1998 period and $3,122 (17% of revenues) in 1997. The increase in 1998 was primarily attributable to amortization of debt issue costs for the Senior Secured Notes issued in April 1997 .

      As a result of the various factors discussed above, the Company recorded net losses of $5,982 and $6,691 for the 1998 and 1997 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      In the 1998 and 1997 periods, the Company obtained cash from operations of the Rosemary Facility and the Brandywine Facility and from interest on cash balances. The Company utilized this cash to service its debt obligations, make distributions to its parent to fund project development efforts, and for general and administrative expenses.

      The principal future cash requirement of the Company will be payment of its debt service obligations. The Company will rely almost exclusively on distributions from Global Cayman and PIC to meet its cash requirements. Those entities in turn will rely almost exclusively on distributions from the project entities to meet their cash requirements. The project entities' ability to make such distributions will depend upon the financial performance of the Rosemary Facility, the Brandywine Facility, the Luannan Facility and the Nepal Facility and will be subject to a number of limitations on distributions contained in the project-level debt agreements. The Company currently believes that it will have sufficient liquidity from the cash flows available for distribution from the project entities, together with amounts held in debt service reserves and other restricted cash reserves, to satisfy its obligations. The Company's restricted cash balances are available only for specific uses as stated in the indentures, such as payment of debt service obligations, project construction and overhaul, and are not available for general corporate purposes.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

            FLORIDA POWER PROCEEDINGS

            Panda-Kathleen, L.P., an indirect subsidiary of the registrant (the "Kathleen Partnership"), is a defendant in a legal proceeding before the Florida Public Service Commission ("Florida PSC"), commenced in January 1995, captioned IN RE: PETITION FOR DECLARATORY STATEMENT REGARDING ELIGIBILITY FOR STANDARD OFFER CONTRACT AND PAYMENT THEREUNDER BY FLORIDA POWER CORPORATION, Case No. 950110-EI, whereby the Florida Power Corporation ("FPC") sought a declaratory judgment that a power purchase agreement between the FPC and the Kathleen Partnership is not "available" to the Kathleen Partnership. The Florida Supreme Court issued a ruling on September 18, 1997 affirming a prior ruling of the Florida PSC to the effect that such power purchase agreement is not available to the Kathleen Partnership as proposed because it has an electric generating capacity in excess of 75 megawatts and that FPC is only obligated to make capacity payments under the power purchase agreement for 20 years. On April 27, 1998, the United States Supreme Court denied a Writ of Certiorari filed therewith by the Kathleen Partnership regarding this matter. Also, on April 27, 1998, Florida PSC issued an order denying further extension of an 18 month tolling period previously granted to meet the commercial milestone date due to the length of the litigation proceedings. The Kathleen Partnership filed, on May 12, 1998, a Petition for Writ of Certiorari with the Florida Supreme Court in this regard. The registrant understands that the Kathleen Partnership intends to continue to pursue vigorously this legal matter. Further discussion of this matter is set forth in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997. The registrant does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

            HEARD PROCEEDINGS

            PEC is a party to a lawsuit captioned, PANDA ENERGY CORPORATION, V. HEARD ENERGY CORPORATION, ET AL., (No. 94-0672-J); in the District Court of Dallas County, Texas (191st Judicial District). PEC initiated this litigation in April 1994 and has alleged that defendants Wolf, Gwynn and Kinney, former PEC employees, formed a competing company (Heard Energy Corporation) and misappropriated certain of PEC's international power project opportunities. By order dated June 19, 1996, the court granted the defendants' motions for summary judgment. PEC has appealed this ruling to the Court of Appeals Fifth District Court of Texas at Dallas. Oral arguments regarding this appeal currently are set for May 1998. Further discussion of this matter is set forth in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997. The registrant does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

            BIBB/WESTPOINT STEVENS PROCEEDINGS

            In April 1998, PRC filed suit in federal court charging the Bibb Company ("Bibb") and Westpoint Stevens, Inc. ("Westpoint") with violating a contractual agreement in the sale of a textile mill in 1997 and in the operation of the mill since that time. The Rosemary facility supplies steam and chilled water to the textile mill under a contract originally signed with Bibb. Westpoint acquired the textile mill from Bibb in 1997. The suit asks the court to determine and clarify the rights of the parties to the contract. PRC continues to provide steam and chilled water to the mill pursuant to the contract. The registrant does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At the registrant's Annual Meeting of Stockholders on March 18, 1998, there were no matters voted upon other than the elections of directors. No proxies were solicited in regard to such meeting. Mr. Robert W. Carter was unanimously elected as Director, and Mr. Brian
            G. Trueblood was unanimously elected as Independent Director, of the registrant. No other directors were elected at such annual meeting, and the registrant has no other director whose term continued after such annual meeting.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION

27.01       Financial Data Schedule. (1)

10.94.01 Second Amended and Restated On-Shore Operation and Maintenance Agreement, Commercial Operations Phase, By and Between Tangshan Panda Heat and Power Co., LTD., Tangshan Pan-Western Heat and Power Co., LTD., Tangshan Cayman Heat and Power Co., LTD., Tangshan Pan-Sino Heat Co., LTD. and Duke/Fluor Daniel International Services, January 1, 1998. (1)

10.94.02 Second Amended and Restated On-Shore Operation and Maintenance Agreement, Construction Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan Pan-Western Heat and Power Co., LTD, Tangshan Cayman Heat and

            Power Co., LTD, Tangshan Pan-Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (1)

10.94.03 Offshore Services Agreement, Commercial Operation Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan Pan-Western Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan-Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (1)

10.94.04 Offshore Services Agreement, Construction Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan Pan-Western Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan-Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (1)

10.138.06   Change Order No. 006 to EPC Contract, dated April 21, 1998. (1)

----------
(1) Filed herewith.


   (b) The registrant filed a Report on Form 8-K (reflecting disclosure under "Item 5. - Other Events") with the Securities and Exchange Commission on February 19, 1998. No financial statements were included in such filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PANDA GLOBAL HOLDINGS, INC.


Date:  May 14, 1998                       By:/s/JANICE CARTER
                                                Janice Carter
                                          Executive Vice President,  Secretary
                                          and Treasurer

                                  EXHIBIT INDEX



                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER      DESCRIPTION                                                 PAGE

27.01       Financial Data Schedule. (1)

10.94.01 Second Amended and Restated On-Shore Operation and Maintenance Agreement, Commercial Operations Phase, By and Between Tangshan Panda Heat and Power Co., LTD., Tangshan Pan-Western Heat and Power Co., LTD., Tangshan Cayman Heat and Power Co., LTD., Tangshan Pan-Sino Heat Co., LTD. and Duke/Fluor Daniel International Services, January 1, 1998. (1)

10.94.02 Second Amended and Restated On-Shore Operation and Maintenance Agreement, Construction Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan Pan-Western Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan-Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998.
            (1)

10.94.03 Offshore Services Agreement, Commercial Operation Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan Pan-Western Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan-Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (1)

10.94.04 Offshore Services Agreement, Construction Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan Pan-Western Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan-Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (1)

10.138.06   Change Order No. 006 to EPC Contract, dated April 21, 1998. (1)