Form 10-Q
period 1998-06-30
PANDA GLOBAL HOLDINGS INC
filed 1998-08-14
CIK 1038504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1998.

               Common Stock, Par Value $.01 Per Share             1,000

                         PART I - FINANCIAL INFORMATION


                                                                            PAGE

Item 1.      Financial Statements (Unaudited)                                F-1


Item 2.      Management's  Discussion and Analysis of Financial Condition
              and Results of Operations                                       1


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                           6

Item 5.           Other Information                                           7

Item 6.           Exhibits and Reports on Form 8-K                            8

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

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                                   (UNAUDITED)

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                (Unaudited)
                                                               December 31       June 30
                                                                  1997             1998
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents ...............................   $   2,929,289    $   1,926,622
  Restricted cash - current ...............................      92,828,082       82,389,739
  Accounts receivable .....................................       9,786,837       10,427,032
  Fuel oil, spare parts and supplies ......................       6,264,549        7,041,373
  Other current assets ....................................         257,877          229,181
                                                              -------------    -------------
    Total current assets ..................................     112,066,634      102,013,947

Plant and equipment:
  Electric generating facilities ..........................     291,515,328      293,273,268
  Furniture and fixtures ..................................         533,663          542,923
  Less: accumulated depreciation ..........................     (38,114,058)     (43,964,336)
  Construction in progress ................................      36,131,069       58,046,364
  Development costs .......................................       2,942,340        2,942,340
                                                              -------------    -------------
    Total plant and equipment, net ........................     293,008,342      310,840,559

Investment in joint venture ...............................         836,654          836,654

Restricted cash - debt service reserves and escrow deposits      72,430,527       58,960,939

Debt issuance costs, net of accumulated
  amortization of $1,583,368 and $2,408,263 respectively ..      13,539,612       12,724,717
                                                              -------------    -------------
                                                              $ 491,881,769    $ 485,376,816
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                             (Unaudited)
                                                            December 31        June 30
                                                                1997             1998
                                                           -------------    -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs .................................   $   5,600,000    $   8,700,000
    Interest and letter of credit fees .................       9,697,648        9,802,700
    Operating expenses and other .......................       4,879,522        5,876,122
  Current portion of long-term debt ....................       5,816,974        5,715,043
                                                           -------------    -------------
      Total current liabilities ........................      25,994,144       30,093,865

Deferred revenue .......................................      13,140,387       12,900,962

Long term debt, less current portion ...................     349,667,769      347,416,044

Capital lease obligation ...............................     231,278,528      237,237,129

Minority interest ......................................       5,741,166        5,741,166

Commitments and contingencies (Note 4)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding ............................              10               10
  Advances to parent ...................................     (52,738,381)     (52,248,758)
  Accumulated deficit ..................................     (81,201,854)     (95,763,602)
                                                           -------------    -------------
                                                            (133,940,225)    (148,012,350)
                                                           -------------    -------------
                                                           $ 491,881,769    $ 485,376,816
                                                           =============    =============

          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                                   (UNAUDITED)


                                                       1997            1998
                                                   ------------    ------------
REVENUE:
  Electric capacity and energy sales ...........   $ 32,286,239    $ 34,526,850
  Steam and chilled water sales ................        284,303         380,754
  Interest income ..............................      2,914,440       4,376,887
                                                   ------------    ------------
                                                     35,484,982      39,284,491
                                                   ------------    ------------
EXPENSES:
  Plant operating expenses .....................     13,628,706      11,096,015
  Project development and administrative .......      4,866,550       6,837,864
  Interest expense and letter of credit fees ...     25,025,925      29,237,186
  Depreciation .................................      5,897,904       5,850,279
  Amortization of debt issuance costs ..........        414,592         824,895
                                                   ------------    ------------
                                                     49,833,677      53,846,239
                                                   ------------    ------------
NET LOSS .......................................   $(14,348,695)   $(14,561,748)
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1998

                                   (UNAUDITED)

                                                        1997            1998
                                                   ------------    ------------
REVENUE:
  Electric capacity and energy sales ...........   $ 14,956,546    $ 17,915,842
  Steam and chilled water sales ................        153,721         190,816
  Interest income ..............................      2,484,713       2,104,133
                                                   ------------    ------------
                                                     17,594,980      20,210,791
                                                   ------------    ------------
EXPENSES:
  Plant operating expenses .....................      5,367,519       6,434,857
  Project development and administrative .......      2,471,528       4,407,345
  Interest expense and letter of credit fees ...     14,224,296      14,603,608
  Depreciation .................................      2,949,026       2,932,592
  Amortization of debt issuance costs ..........        240,785         411,970
                                                   ------------    ------------
                                                     25,253,154      28,790,372
                                                   ------------    ------------
NET LOSS .......................................   $ (7,658,174)   $ (8,579,581)
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)

                                                         COMMON STOCK                                         TOTAL
                                                        ---------------     ADVANCES       ACCUMULATED    SHAREHOLDER'S
                                                        SHARES   AMOUNT    TO PARENT        DEFICIT           DEFICIT
                                                        ------   ------   ------------    ------------    -------------
BALANCE,  January 1, 1998 ...........................    1,000   $   10   $(52,738,381)   $(81,201,854)   $(133,940,225)

  Advances (to) from parent, net ....................     --       --          489,623            --            489,623

  Net loss ..........................................     --       --             --       (14,561,748)     (14,561,748)
                                                        ------   ------   ------------    ------------    -------------
BALANCE, June 30, 1998 ..............................    1,000   $   10   $(52,248,758)   $(95,763,602)   $(148,012,350)
                                                        ======   ======   ============    ============    =============

          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                                   (UNAUDITED)

                                                                     1997            1998
                                                                -------------    ------------
OPERATING ACTIVITIES:
  Net loss ..................................................   $ (14,348,695)   $(14,561,748)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation ..........................................       5,897,904       5,850,279
      Amortization of debt issuance costs ...................         414,592         824,895
      Amortization of loan discount and deferred
        interest on capital lease obligation ................      10,930,616      11,674,169
  Changes in assets and liabilities:
    Accounts receivable .....................................      (1,511,376)       (640,195)
    Fuel oil, spare parts and supplies ......................         870,396        (776,824)
    Other current assets ....................................             252          28,696
    Accounts payable and accrued expenses ...................       3,898,017       1,101,651
                                                                -------------    ------------
      Net cash provided (used) by operating activities ......       6,151,706       3,500,923
                                                                -------------    ------------
INVESTING ACTIVITIES:
  Restricted cash - current .................................     (76,995,991)     10,438,343
  Additions to property, plant and equipment ................     (17,414,551)    (20,582,495)
  Restricted cash - debt service reserves and escrow deposits     (59,237,947)     13,469,588
                                                                -------------    ------------
      Net cash provided (used) by investing activities ......    (153,648,489)      3,325,436
                                                                -------------    ------------
FINANCING ACTIVITIES:
  Contributions from minority interest owners ...............       5,741,166            --
  Advances (to) from parent .................................       1,811,286         489,623
  Deferred revenue ..........................................       7,190,857        (239,425)
  Proceeds from long-term debt ..............................     145,025,088            --
  Repayment of long term debt ...............................      (2,967,379)     (2,855,739)
  Repayment of capital lease obligation .....................      (2,642,993)     (5,213,485)
  Debt issuance costs .......................................      (7,385,484)        (10,000)
                                                                -------------    ------------
      Net cash provided (used) by financing activities ......     146,772,541      (7,829,026)
                                                                -------------    ------------
Increase (decrease) in cash and cash equivalents ............        (724,242)     (1,002,667)

Cash and cash equivalents, beginning of period ..............       1,335,086       2,929,289
                                                                -------------    ------------
Cash and cash equivalents, end of period ....................   $     610,844    $  1,926,622
                                                                =============    ============
NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

  Accrued construction costs ................................   $        --      $  8,700,000
  Interest expense on capital lease obligation ..............      10,759,616      11,172,086

          See accompanying notes to consolidated financial statements.

                     PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998

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

2. SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. The accompanying unaudited condensed consolidated financial statements for the six-month and three-month periods ended June 30, 1997 and 1998 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The amounts presented in the balance sheet as of December 31, 1997 were derived from the Company's audited consolidated financial statements.

      ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $2,110,000 and $3,000,000 for the six-month periods, and $1,000,000 and $1,900,000 for the three-month periods, ended June 30, 1997 and 1998, respectively. Such costs are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

3. POWER PROJECTS

      LUANNAN PROJECT -- The Company has incurred costs on the Luannan Project of $36.1 million and $58.0 million as of December 31, 1997 and June 30, 1998, respectively. Such costs are included in the accompanying balance sheets in plant and equipment under construction in progress.

      NEPAL PROJECT - BKPC, the Company's equity investee, has incurred costs for the Nepal Project (including development, construction and debt issuance costs) of $20.3 million and $24.1 million as of December 31, 1997 and June 30, 1998, respectively.

      KATHLEEN PROJECT - The Company has incurred development costs on the Kathleen Project of $2.9 million as of December 31, 1997 and June 30, 1998. Such costs are included in plant and equipment under development costs in the accompanying balance sheets. Additionally, in the second quarter of 1998 the Company expensed certain deposits relating to the Kathleen project of approximately $750,000. Such expense is included in the statement of operations under project development and administrative expenses. See Note 4 regarding contingencies surrounding the Kathleen Project.

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

      Raytheon constructed the Brandywine Project pursuant to a fixed-price, turnkey engineering, procurement and construction contract (the "Brandywine EPC Agreement") with Panda-Brandywine. Raytheon completed the construction and start-up of the Brandywine Project and has met the requirements for commercial operations and substantial completion under the Brandywine EPC Agreement. The date on which commercial operations were achieved and the entitlement of Raytheon to certain early completion bonuses under the Brandywine EPC Agreement have been the subject of a dispute between Panda-Brandywine and Raytheon. Panda-Brandywine and Raytheon have reached an agreement under which payment of the disputed amount will not be required, subject to payment of Panda-Brandywine's undisputed obligations to Raytheon in accordance with the terms of the agreement.

      In April 1998, PRC filed suit in federal court charging the Bibb Company ("Bibb") and Westpoint Stevens, Inc. ("Westpoint") with violating a contractual agreement in the sale of a textile mill in 1997 and in the operation of the mill since that time. The Rosemary Facility supplies steam and chilled water to the textile mill under a contract originally signed with Bibb. Westpoint acquired the textile mill from Bibb in 1997. The suit asked the court to determine and clarify the rights of the parties to the contract. The federal court dismissed this action in June 1998. Shortly thereafter, Bibb and Westpoint filed a separate suit in state court in Halifax County, North Carolina claiming, among other things, breach of contract in regard to delivery of steam. PRC intends to vigorously pursue its claims against Bibb and Westpoint in this state court action. The Company continues to provide steam and chilled water to the mill pursuant to the contract. The Company believes that the resolution of this contractual dispute will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

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

      PEII is also involved in other legal and administrative proceedings in the ordinary course of business. Management believes that the amount of ultimate liability allocable to the Company with respect to these matters will not have a material affect on the financial position, results of operations or cash flows of the Company.

5.  SUBSEQUENT EVENT

      In August 1996, Panda-Brandywine and Potomac Electric Power Company ("PEPCO") commenced discussions concerning commercial operational requirements of the Brandywine Project and conversion of the construction loan to long-term financing in the form of a lease. During these discussions, disagreements arose between Panda-Brandywine and PEPCO with respect to certain provisions of the Brandywine Power Purchase Agreement which relate to the determination of the interest rate that is the basis for reduction in capacity payments thereunder (the "PEPCO Interest Rate Dispute"). In late 1997, Panda-Brandywine reached an agreement with PEPCO, which was finalized in July 1998. Under the agreement, the amount of capacity payments will be increased (as compared with the capacity payments originally anticipated) during the first ten years following the commencement of commercial operations, and will be reduced during the final fifteen years of the Brandywine Power Purchase Agreement. In July 1998, PEPCO paid to Panda-Brandywine an additional capacity payment of approximately $3.8 million, which represents the difference between the originally scheduled capacity payments and the capacity payments due under the agreement for the first nine months of 1997. The $3.8 million retroactive capacity payment will be recorded in the financial statements in the third quarter of 1998. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the agreement. Additionally, PEPCO has agreed to release certain amounts of capacity to Panda-Brandywine for resale of energy to other parties, and to grant Panda-Brandywine the right to sell additional energy to other parties subject to the availability of the facility. The agreement with PEPCO required the consent of the financing parties, including GECC, under the capital lease financing arrangements for the facility. In this regard, in July 1998 Panda-Brandywine also executed an agreement with GECC which, among other things, provides for (i) the reallocation of lease payments to GECC in order to match the revised capacity payment schedule with PEPCO, (ii) the reimbursement to GECC by Panda-Brandywine of certain fees, and (iii) certain technical amendments to the applicable financing documents.

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

RESULTS OF OPERATIONS

      The Company's revenues from electric power generation are primarily derived from long-term contracts which include both a fixed capacity payment and a variable energy payment. The capacity payments, which are based upon the specified power generating capacity of a project, are designed to cover fixed costs and to provide an acceptable return on equity. The energy payments, which are based on actual electricity output, are designed to cover variable costs including fuel costs and variable operating expenses incurred in connection with electricity output. Accordingly, the impact of price fluctuations on the results of operations is generally not material. The extent to which a facility is dispatched (i.e., required to deliver electricity), and therefore the actual electricity output for a given period, are subject to the discretion of the power purchaser, with certain limitations. The capacity payments are the predominant source of revenue for the Company. The Company currently believes that it can meet its liquidity requirements solely from the capacity payments in the unlikely event that its facilities are not dispatched at all. See "Liquidity and Capital Resources."

      FIRST SIX MONTHS OF 1998 COMPARED TO 1997

      The Company recorded a net loss of $14,562 in the first six months of 1998 on revenues of $39,284 compared to a net loss of $14,349 on revenues of $35,485 during the same period in 1997. The increase in revenues in the 1998 period was primarily caused by increased operating revenues at the Rosemary and Brandywine facilities and by increased interest income. The increase in interest income resulted primarily from higher restricted cash balances attributable to the Luannan Facility construction project.

      Capacity revenues for the Rosemary Facility were $12,691 and $12,670 for the 1998 and 1997 periods, respectively. Energy revenues for the Rosemary Facility for the 1998 and 1997 periods were $1,048 and $842, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to the 1997 period. Capacity revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for the first six months of 1998 and 1997 were $14,118 and $10,035, respectively. Capacity revenues for the Brandywine Facility for the 1997 period were lower than originally anticipated due to a disagreement with PEPCO over the calculation of the capacity payments. As discussed in Note 5 to the condensed consolidated financial statements, the Company and PEPCO reached an agreement in October 1997 (which was finalized in July 1998) under which PEPCO paid approximately $3.8 million to the Company for the retroactive effect of higher capacity payments for the first nine months of 1997. The retroactive capacity payment, which was received in July 1998, will be included in capacity revenues in the third quarter of 1998. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the agreement. Additionally, capacity revenues for the 1998 period are higher compared to the 1997 period as a result of excess capacity sales allowed under the PEPCO agreement and higher capacity ratings. Energy revenues from PEPCO for the Brandywine Facility for the first six months of 1998 and 1997 were $6,562 and $5,051, respectively. The increase in energy revenues for the Brandywine Facility is attributable to higher dispatch levels at that facility compared to the 1997 period. Additionally, in the first six months of 1998 and 1997, the Company had energy revenues of $108 and $3,688, respectively, from the sale of natural gas and fuel oil to other purchasers.

      Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, decreased to $11,096 (28% of revenues) in the 1998 period from $13,629 (38% of revenues) in the 1997 period. The higher level of 1997 expenses was primarily due to additional fuel costs related to low-margin sales of natural gas and fuel oil to other purchasers in the 1997 period.

      Project development and administrative expenses were $6,838 (17% of revenues) and $4,867 (14% of revenues) for the 1998 and 1997 periods, respectively. The increase in 1998 was primarily attributable to legal expenses related to the PEPCO agreement, the write-off of certain deposits related to the Kathleen development project, and higher administrative costs required to support the Company's expanding operations.

      Interest expense increased to $29,237 (74% of revenues) in the 1998 period from $25,026 (71% of revenues) in 1997 as a result of the increase in outstanding indebtedness from the issuance of $145.0 million discounted principal amount of Senior Secured Notes in April 1997 for the Luannan Facility.

      Depreciation and amortization of debt issue costs amounted to $6,675 (17% of revenues) in the 1998 period and $6,312 (18% of revenues) in 1997. The increase in 1998 was primarily attributable to amortization of debt issue costs for the Senior Secured Notes issued in April 1997.

      As a result of the various factors discussed above, the Company recorded net losses of $14,562 and $14,349 for the 1998 and 1997 periods, respectively.

SECOND QUARTER 1998 COMPARED TO 1997

      The Company recorded a net loss of $8,580 in the second quarter of 1998 on revenues of $20,211 compared to a net loss of $7,658 on revenues of $17,595 during the same period in 1997. The increase in revenues in the 1998 period was primarily caused by increased operating revenues at the Rosemary and Brandywine facilities, partially offset by a decrease in interest income.

      Capacity revenues for the Rosemary Facility were $5,770 for both the 1998 and 1997 periods. Energy revenues for the Rosemary Facility for the 1998 and 1997 periods were $1,044 and $738, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to the 1997 period. Capacity revenues from PEPCO for the Brandywine Facility for the second quarter of 1998 and 1997 were $7,287 and $5,000, respectively. Capacity revenues for the Brandywine Facility for the 1997 period were lower than originally anticipated due to a disagreement with PEPCO over the calculation of the capacity payments. As discussed in Note 5 to the condensed consolidated financial statements, the Company and PEPCO reached an agreement in October 1997 (which was finalized in July 1998) under which PEPCO paid approximately $3.8 million to the Company for the retroactive effect of higher capacity payments for the first nine months of 1997. The retroactive capacity payment, which was received in July 1998, will be included in capacity revenues in the third quarter of 1998. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the agreement. Additionally, capacity revenues for the 1998 period are higher compared to the 1997 period as a result of excess capacity sales allowed under the PEPCO agreement and higher capacity ratings. Energy revenues from PEPCO for the Brandywine Facility for the second quarter of 1998 and 1997 were $3,793 and $2,505, respectively. The increase in energy revenues for the Brandywine Facility is attributable to higher dispatch levels at that facility compared to the 1997 period. Additionally, in the second quarter of 1998 and 1997, the Company had energy revenues of $23 and $943, respectively, from the sale of natural gas and fuel oil to other purchasers.

      Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $6,435 (32% of revenues) in the 1998 period from $5,368 (31% of revenues) in the 1997 period. The increase in the 1998 period was primarily attributable to higher dispatch levels at the Company's facilities. The higher level of 1997 expenses as a percentage of revenues was primarily due to additional fuel costs related to low-margin sales of natural gas and fuel oil to other purchasers in the 1997 period.

      Project development and administrative expenses were $4,407 (22% of revenues) and $2,472 (14% of revenues) for the 1998 and 1997 periods, respectively. The increase in 1998 was primarily attributable to legal expenses related to the PEPCO agreement, the write-off of certain deposits related to the Kathleen development project, and higher administrative costs required to support the Company's expanding operations.

      Interest expense increased to $14,604 (72% of revenues) in the 1998 period from $14,224 (81% of revenues) in 1997 primarily as a result of the increase in outstanding indebtedness from the issuance of $145.0 million discounted principal amount of Senior Secured Notes in April 1997 for the Luannan Facility.

      Depreciation and amortization of debt issue costs amounted to $3,344 (17% of revenues) in the 1998 period and $3,190 (18% of revenues) in 1997. The increase in 1998 was primarily attributable to amortization of debt issue costs for the Senior Secured Notes issued in April 1997.

      As a result of the various factors discussed above, the Company recorded net losses of $8,580 and $7,658 for the 1998 and 1997 periods, respectively.

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

      In 1998, the Company initiated a review of existing accounting software to determine the impact of the Year 2000 Issue. Although such review is still in process, management estimates that the Year 2000 Issue will not pose significant operational problems for its computer systems. All costs associated with this conversion, which are not anticipated to be material, are expensed as incurred.

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

            HEARD PROCEEDINGS

            PEC is a party to a lawsuit captioned, PANDA ENERGY CORPORATION, V. HEARD ENERGY CORPORATION, ET AL., (No. 94-0672-J); in the District Court of Dallas County, Texas (191st Judicial District). PEC initiated this litigation in April 1994 and has alleged that defendants Wolf, Gwynn and Kinney, former PEC employees, formed a competing company (Heard Energy Corporation) and misappropriated certain of PEC's international power project opportunities. By order dated June 19, 1996, the court granted the defendants' motions for summary judgment. PEC appealed this ruling to the Court of Appeals Fifth District Court of Texas at Dallas. Oral arguments regarding this appeal were held on May 26, 1998, but no ruling has been made thereon. The registrant does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

            BIBB/WESTPOINT STEVENS PROCEEDINGS

            In April 1998, PRC filed suit in federal court charging the Bibb Company ("Bibb") and Westpoint Stevens, Inc. ("Westpoint") with violating a contractual agreement in the sale of a textile mill in 1997 and in the operation of the mill since that time. The Rosemary facility supplies steam and chilled water to the textile mill under a contract originally signed with Bibb. Westpoint acquired the textile mill from Bibb in 1997. The suit asked the court to determine and clarify the rights of the parties to the contract. The federal Court dismissed this action in June 1998 and Westpoint and Bibb filed a separate suit in state court in Halifax County, North Carolina shortly thereafter, claiming, among other things, breach of contract in regard to the delivery of steam. PRC intends to vigorously pursue its claims against Bibb and Westpoint in this state court action. PRC continues to provide steam and chilled water to the mill pursuant to the contract. The registrant does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.


ITEM 5.     OTHER INFORMATION

            As of July 17, 1998, the Company's wholly-owned subsidiary, Panda-Brandywine, L.P. (the "Brandywine Partnership") satisfied various conditions precedent (including, but not limited to, obtaining the written consent of GE Capital Corporation), and therefore reached a definitive agreement with Potomac Electric Power Company ("PEPCO"), making certain modifications to the Power Purchase Agreement, dated August 9, 1991, as amended, between the Brandywine Partnership and PEPCO. Such modifications resolve various outstanding issues as to the method of calculation capacity payments thereunder. In return for the resolution of the aforementioned issues, PEPCO has agreed that the Brandywine Partnership may acquire the exclusive right to broker capacity from the Brandywine facility (owned and operated by the Brandywine Partnership) for resale, up to certain specified amounts and for specified periods of time. PEPCO also has agreed to release to the Brandywine Partnership on a periodic basis through the year 2002 the rights to sell energy for resale, which energy may or may not be derived from the capacity released as described above. Further information concerning this matter is set forth in Exhibit 10.173 attached hereto and made a part hereof. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in Item 2 of Part I herein.

            Raytheon Engineers and Constructors, Inc. ("Raytheon") constructed the Brandywine facility pursuant to a fixed-price, turnkey engineering, procurement and construction contract (the "Brandywine EPC Agreement") with the Brandywine Partnership. Raytheon completed the construction and start-up of the Brandywine facility and has met the requirements for commercial operations and substantial completion under the Brandywine EPC Agreement. The date on which commercial operations were achieved and the entitlement of Raytheon to certain early completion bonuses under the Brandywine EPC Agreement have been the subject of a dispute between the Brandywine Partnership and Raytheon. In July 1998, the Brandywine Partnership and Raytheon reached an agreement (as amended) under which payment of the disputed amount will not be required, subject to payment of the Brandywine Partnership's undisputed obligations to Raytheon in accordance with the terms of the Agreement.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION


10.172 Consent and Amendment Agreement, dated July 17, 1998 by and between Panda Brandywine, L.P., General Electric Capital Corporation, and the other parties set forth therein.

10.173 Letter Agreement, originally dated October 24, 1997, by and between Panda Brandywine, L.P. and Potomac Electric Power Company. 1

10.174 Letter of Intent, dated July 2, 1998, by and between GE Power Systems and Sales and Panda Paris Power, LLC.

27.01       Financial Data Schedule.

       (b)        Reports on Form 8-K:  None.

------------
1 The registrant has sought confidential treatment for certain information identified in this Exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PANDA GLOBAL HOLDINGS, INC.


Date:  August 12, 1998              By: /s/JANICE CARTER
                                           Janice Carter
                                           Executive Vice President,  Secretary
                                           and Treasurer

                                  EXHIBIT INDEX


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER           DESCRIPTION                                           PAGE


10.172 Consent and Amendment Agreement, dated July 17, 1998 by and between Panda Brandywine, L.P., General Electric Capital Corporation, and the other parties set forth therein.

10.173 Letter Agreement, originally dated October 24, 1997, by and between Panda Brandywine, L.P. and Potomac Electric Power Company. 1

10.174 Letter of Intent, dated July 2, 1998, by and between GE Power Systems and Sales and Panda Paris Power, LLC.

27.01       Financial Data Schedule.

       (b)        Reports on Form 8-K:  None.

------------
1 The registrant has sought confidential treatment for certain information identified in this Exhibit.