Form 10-Q
period 1998-09-30
PANDA GLOBAL HOLDINGS INC
filed 1998-11-16
CIK 1038504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

                                      None
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1998.

              Common Stock, Par Value $.01 Per Share             1,000

                      PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1. Financial Statements (Unaudited) ................................    F-1

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................      1

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...............................................      6

Item 5. Other Information ...............................................      8

Item 6. Exhibits and Reports on Form 8-K ................................      9

              DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding financial position, projects under evaluation or development, construction or other budgets and plans and objectives for future operations, are forward-looking statements. Although the registrant believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the registrant's expectations ("Cautionary Statements") include the impact of geopolitical occurrences worldwide; the results of financing efforts; risks in financial markets; risks under contracts and swap agreements; changes in laws and regulations; unforeseen engineering and mechanical or technological difficulties; and other risks described in the registrant's filings from time to time with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                      PANDA GLOBAL HOLDINGS, INC.
                           AND SUBSIDIARIES

              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             Nine Months Ended September 30, 1997 and 1998

                              (Unaudited)

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                (Unaudited)
                                                               December 31      September 30
                                                                  1997             1998
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents ...............................   $   2,929,289    $   2,162,514
  Restricted cash - current ...............................      92,828,082       70,796,718
  Accounts receivable .....................................       9,786,837       12,168,731
  Fuel oil, spare parts and supplies ......................       6,264,549        6,135,122
  Other current assets ....................................         257,877           79,882
                                                              -------------    -------------
    Total current assets ..................................     112,066,634       91,342,967

Plant and equipment:
  Electric generating facilities ..........................     291,515,328      295,113,042
  Furniture and fixtures ..................................         533,663          542,989
  Less: accumulated depreciation ..........................     (38,114,058)     (47,205,004)
  Construction in progress ................................      36,131,069       71,048,336
  Development costs .......................................       2,942,340        7,205,177
                                                              -------------    -------------
    Total plant and equipment, net ........................     293,008,342      326,704,540

Investment in joint venture ...............................         836,654          836,654

Restricted cash - debt service reserves and escrow deposits      72,430,527       46,533,053

Debt issuance costs, net of accumulated
  amortization of $1,583,368 and $2,824,454 respectively ..      13,539,612       12,328,526
                                                              -------------    -------------
                                                              $ 491,881,769    $ 477,745,740
                                                              =============    =============

           See accompanying notes to condensed financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                             (Unaudited)
                                                            December 31      September 30
                                                               1997             1998
                                                           -------------    -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs .................................   $   5,600,000    $   8,700,000
    Interest and letter of credit fees .................       9,697,648       11,576,182
    Operating expenses and other .......................       4,879,522        3,856,001
  Current portion of long-term debt ....................       5,816,974        5,507,616
                                                           -------------    -------------
      Total current liabilities ........................      25,994,144       29,639,799

Deferred revenue .......................................      13,140,387       12,765,151

Long term debt, less current portion ...................     349,667,769      346,390,737

Capital lease obligation ...............................     231,278,528      238,697,459

Minority interest ......................................       5,741,166        5,741,166

Commitments and contingencies (Note 4)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding ............................              10               10
  Advances to parent ...................................     (52,738,381)     (55,203,456)
  Accumulated deficit ..................................     (81,201,854)    (100,285,126)
                                                           -------------    -------------
                                                            (133,940,225)    (155,488,572)
                                                           -------------    -------------
                                                           $ 491,881,769    $ 477,745,740
                                                           =============    =============

           See accompanying notes to condensed financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                   (UNAUDITED)


                                                   1997            1998
                                               ------------    ------------
REVENUE:
  Electric capacity and energy sales .......   $ 48,346,898    $ 60,245,537
  Steam and chilled water sales ............        439,042         490,025
  Interest income ..........................      5,533,725       6,365,518
                                               ------------    ------------
                                                 54,319,665      67,101,080
                                               ------------    ------------
EXPENSES:
  Plant operating expenses .................     20,867,693      19,741,409
  Project development and administrative ...      7,356,713      12,871,307
  Interest expense and letter of credit fees     40,293,506      43,239,603
  Depreciation .............................      8,846,929       9,090,947
  Amortization of debt issuance costs ......        786,349       1,241,086
                                               ------------    ------------
                                                 78,151,190      86,184,352
                                               ------------    ------------
NET LOSS ...................................   $(23,831,525)   $(19,083,272)
                                               ============    ============

           See accompanying notes to condensed financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                   (UNAUDITED)

                                                        1997            1998
                                                   ------------    ------------
REVENUE:
  Electric capacity and energy sales ...........   $ 16,060,659    $ 25,718,687
  Steam and chilled water sales ................        154,739         109,271
  Interest income ..............................      2,619,285       1,988,631
                                                   ------------    ------------
                                                     18,834,683      27,816,589
                                                   ------------    ------------
EXPENSES:
  Plant operating expenses .....................      7,238,987       8,645,394
  Project development and administrative .......      2,490,163       6,033,443
  Interest expense and letter of credit fees ...     15,267,581      14,002,417
  Depreciation .................................      2,949,025       3,240,668
  Amortization of debt issuance costs ..........        371,757         416,191
                                                   ------------    ------------
                                                     28,317,513      32,338,113
                                                   ------------    ------------
NET LOSS .......................................   $ (9,482,830)   $ (4,521,524)
                                                   ============    ============

           See accompanying notes to condensed financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)

                                                                Common Stock                                              Total
                                                               ----------------     Advances          Accumulated      Shareholder's
                                                               Shares    Amount     to Parent           Deficit          Deficit
                                                               ------    ------    ------------     -------------     -------------
BALANCE,  January 1, 1998 .................................     1,000    $   10    $(52,738,381)    $ (81,201,854)    $(133,940,225)

  Advances (to) from parent, net ..........................      --        --        (2,465,075)             --          (2,465,075)

  Net loss ................................................      --        --              --         (19,083,272)      (19,083,272)
                                                               ------    ------    ------------     -------------     -------------
BALANCE, September 30, 1998 ...............................     1,000    $   10    $(55,203,456)    $(100,285,126)    $(155,488,572)
                                                               ======    ======    ============     =============     =============

           See accompanying notes to condensed financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                   (UNAUDITED)

                                                                     1997            1998
                                                                -------------    ------------
OPERATING ACTIVITIES:
  Net loss ..................................................   $ (23,831,525)   $(19,083,272)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation ..........................................       8,846,929       9,090,947
      Amortization of debt issuance costs ...................         786,349       1,241,086
      Amortization of loan discount and deferred
        interest on capital lease obligation ................      16,541,385      17,616,696
      Write-off of project development costs ................            --         2,941,040
  Changes in assets and liabilities:
    Accounts receivable .....................................      (2,737,673)     (2,381,894)
    Fuel oil, spare parts and supplies ......................       1,924,787         129,427
    Other current assets ....................................        (146,007)        177,995
    Accounts payable and accrued expenses ...................       3,596,773         855,012
                                                                -------------    ------------
      Net cash provided (used) by operating activities ......       4,981,018      10,587,037
                                                                -------------    ------------
INVESTING ACTIVITIES:
  Restricted cash - current .................................     (84,292,685)     22,031,364
  Additions to property, plant and equipment ................     (25,373,249)    (42,628,184)
  Restricted cash - debt service reserves and escrow deposits     (38,259,480)     25,897,474
                                                                -------------    ------------
      Net cash provided (used) by investing activities ......    (147,925,414)      5,300,654
                                                                -------------    ------------
FINANCING ACTIVITIES:
  Contributions from minority interest owners ...............       5,741,166            --
  Advances (to) from parent .................................      (1,850,150)     (2,465,075)
  Deferred revenue ..........................................      13,223,856        (375,236)
  Proceeds from long-term debt ..............................     145,025,088            --
  Repayment of long term debt ...............................      (4,342,500)     (4,336,357)
  Repayment of capital lease obligation .....................      (5,221,018)     (9,447,798)
  Debt issuance costs .......................................      (7,464,476)        (30,000)
                                                                -------------    ------------
      Net cash provided (used) by financing activities ......     145,111,966     (16,654,466)
                                                                -------------    ------------
Increase (decrease) in cash and cash equivalents ............       2,167,570        (766,775)

Cash and cash equivalents, beginning of period ..............       1,335,086       2,929,289
                                                                -------------    ------------
Cash and cash equivalents, end of period ....................   $   3,502,656    $  2,162,514
                                                                =============    ============
NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

  Accrued construction costs ................................   $        --      $  8,700,000
  Interest expense on capital lease obligation ..............      16,140,385      16,866,729

           See accompanying notes to condensed financial statements.

                  PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION

      Panda Global Holdings, Inc. ("Panda Global", or collectively with its subsidiaries the "Company"), a wholly owned subsidiary of Panda Energy International, Inc. ("PEII"), was formed in March 1997 to hold the ownership interests in certain independent power projects which were formerly owned by other wholly owned subsidiaries of PEII. The ownership interests were transferred to the Company at PEII's historical cost. Because the transfers occurred between entities under common control, the transactions have been accounted for in a manner similar to a pooling of interests. The Company operates primarily through three direct wholly owned subsidiaries: Panda Energy Corporation ("PEC")( a Texas corporation) which indirectly holds the Company's ownership interests in two domestic projects currently in operation; Panda Global Energy Company ("Global Cayman")(a Cayman Islands company), which indirectly holds the Company's ownership interests in two international projects currently under construction; and Panda Merchant Power Holding, LLC ("Merchant Holding")(a Delaware limited liability company), which indirectly holds the Company's ownership interests in two domestic projects currently under development.

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

      Merchant Holding (which collectively with its subsidiaries is a development stage enterprise having no operating revenues), through wholly owned subsidiaries, holds the Company's ownership interests (currently 100%) in two projects under development in Texas (see Note 3) and certain other projects under development.

      Additionally, through other subsidiaries, the Company conducts power marketing operations and other development activities.

      All material intercompany accounts and transactions have been eliminated in consolidation.

2.  SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. The accompanying unaudited condensed consolidated financial statements for the nine-month and three-month periods ended September 30, 1997 and 1998 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The amounts presented in the balance sheet as of December 31, 1997 were derived from the Company's audited consolidated financial statements.

      ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $3,224,000 and $4,500,000 for the nine-month periods, and $1,114,000 and $1,500,000 for the three-month periods, ended September 30, 1997 and 1998, respectively. Such costs are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

3.  POWER PROJECTS

      TEXAS PROJECTS -- The Company is currently developing two projects in Texas. The first Texas project is a proposed 1,000 megawatt ("MW") natural gas-fired electric generating facility to be located near the city of Paris, Lamar County, Texas (the "Paris Project"). The project will be connected to the Electric Reliability System of Texas ("ERCOT") system and will serve the deregulated ERCOT wholesale market. The project will be constructed pursuant to a fixed-price, turnkey contract with Duke/Fluor Daniel, Inc. Preliminary engineering work and equipment purchases for the project began in July 1998. Commencement of full construction activity is subject to the successful completion of financing for the project.

      The Paris Project will be a "merchant plant" which will sell electric energy to power purchasers and power marketers in the ERCOT system on the basis of negotiated market prices. Because the project will be a merchant plant, it is expected that the identities of the purchasers of the project's power will change from time to time over the life of the project. The Company has incurred costs on the Paris Project of $4.8 million as of September 30, 1998. Such costs are included in the accompanying balance sheets in plant and equipment under development costs.

      The second Texas project, a proposed 1,000 MW natural gas-fired electric generating facility to be located in Guadalupe County, Texas (the "Guadalupe Project"), will also be a merchant plant serving the deregulated ERCOT wholesale market. Preliminary engineering work and equipment purchases for the Project began in July 1998. Commencement of full construction activity is subject to the successful completion of financing for the project. The Company has incurred costs on the Guadalupe Project of $2.4 million as of September 30, 1998. Such costs are included in the accompanying balance sheets in plant and equipment under development costs.

      BRANDYWINE PROJECT -- In August 1996, Panda-Brandywine and Potomac Electric Power Company ("PEPCO") commenced discussions concerning commercial operational requirements of the Brandywine Project and conversion of the construction loan to long-term financing in the form of a lease. During these discussions, disagreements arose between Panda-Brandywine and PEPCO with respect to certain provisions of the Brandywine Power Purchase Agreement which relate to the determination of the interest rate that is the basis for reduction in capacity payments thereunder (the "PEPCO Interest Rate Dispute"). In late 1997, Panda-Brandywine reached an agreement with PEPCO, which was finalized in July 1998. Under the agreement, the amount of capacity payments will be increased (as compared with the capacity payments originally anticipated) during the first ten years following the commencement of commercial operations (October 31, 1996), and will be reduced during the final fifteen years of the Brandywine Power Purchase Agreement. In July 1998, PEPCO paid to Panda-Brandywine an additional capacity payment of approximately $3.8 million, which represents the difference between the originally scheduled capacity payments and the capacity payments due under the agreement for the first nine months of 1997. The $3.8 million retroactive capacity payment was recorded in the financial statements in the third quarter of 1998. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the agreement. Additionally, PEPCO has agreed to release certain amounts of capacity to Panda-Brandywine for resale of energy to other parties, and to grant Panda-Brandywine the right to sell additional energy to other parties subject to the availability of the facility. The agreement with PEPCO required the consent of the financing parties, including GECC, under the capital lease financing arrangements for the facility. In this regard, in July 1998 Panda-Brandywine also executed an agreement with GECC which, among other things, provides for (i) the reallocation of lease payments to GECC in order to match the revised capacity payment schedule with PEPCO, (ii) the reimbursement to GECC by Panda-Brandywine of certain fees, and
(iii) certain technical amendments to the applicable financing documents.

      LUANNAN PROJECT -- The Company has incurred costs on the Luannan Project of $36.1 million and $71.0 million as of December 31, 1997 and September 30, 1998, respectively. Such costs are included in the accompanying balance sheets in plant and equipment under construction in progress.

      NEPAL PROJECT -- BKPC, the Company's equity investee, has incurred costs for the Nepal Project (including development, construction and debt issuance costs) of $20.3 million and $33.4 million as of December 31, 1997 and September 30, 1998, respectively.

      During August 1998, a major flood occurred in the Upper Bhote Koshi River basin and as a result, the Nepal Project is expected to experience a delay in construction. A recovery plan is currently being developed, and a delay of six to eight months in reaching commercial operations currently is expected. The Nepal Project has insurance coverage for a substantial portion of the loss, including business interruption coverage. This delay in the commercial operation date is not expected to cause any termination or other default event under the applicable power purchase agreement. In this regard, BKPC has provided notice to the Nepalese Government and the Nepal Electric Authority that it intends to seek appropriate schedule and cost relief afforded it pursuant to the applicable force majeure provisions under various project agreements, in addition to any insurance proceeds.

      The Nepalese Government has recently replaced various taxes with a broad "Value Added Tax" ("VAT") and has applied the VAT to the Nepal Project. BKPC management believes that application of the VAT constitutes a "Change in Law" under the force majeure provisions in the applicable power purchase agreement and, accordingly, has delivered notice to Nepal Electric Authority that it intends to seek appropriate price relief to recover any VAT imposed on the Nepal Project.

      The Company does not believe that the flood or VAT situations will cause a material adverse effect on its financial condition, results of operations or cash flows.

      KATHLEEN PROJECT -- In 1995, Florida Power filed an action with the Florida Public Service Commission ("Florida PSC") relating to the term of the power purchase agreement for the Kathleen Project and whether the Kathleen Project, as designed, is eligible to execute the power purchase agreement pursuant to Florida Power's bid solicitation and the Florida PSC's regulations. On May 20, 1996, the Florida PSC issued an order finding that: (1) the Kathleen Project, as designed, did not comply with the power purchase agreement and the Florida PSC's regulations; (2) the capacity payments under the power purchase agreement should only extend for 20 years (as opposed to the 30 year stated term of the agreement); and (3) the construction and commercial operation milestones should be extended for an additional 18 months. The Company appealed this ruling to the Florida Supreme Court. On September 18, 1997 the Florida

Supreme Court issued a ruling affirming the earlier finding of the Florida PSC. On April 27, 1998, the U.S. Supreme Court declined to review the matter. Also on April 27, 1998, the Florida PSC issued an order denying further extension of the previously granted 18-month milestone extension. On May 12, 1998, the Company filed an action with the Florida Supreme Court seeking to reverse the Florida PSC's order. In August 1998, the Florida Supreme Court declined to review the matter. Accordingly, the development costs of $2.9 million were expensed in the third quarter of 1998. Additionally, certain deposits of approximately $0.8 million were expensed in the second quarter of 1998.



4.  COMMITMENTS AND CONTINGENCIES

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


      In April 1998, the Company filed suit in federal court charging the Bibb Company ("Bibb") and Westpoint Stevens, Inc. ("Westpoint") with violating a contractual agreement in the sale of a textile mill in 1997 and in the operation of the mill since that time. The Rosemary Facility supplies steam and chilled water to the textile mill under a contract originally signed with Bibb. Westpoint acquired the textile mill from Bibb in 1997. The suit asked the court to determine and clarify the rights of the parties to the contract. The federal court dismissed this action in June 1998. Shortly thereafter, Bibb and Westpoint filed a separate suit in state court in Halifax County, North Carolina claiming, among other things, breach of contract in regard to delivery of steam. In October 1998, the Company filed suit against Bibb and Westpoint in state court in Dallas County, Texas regarding the contract. The Company intends to vigorously pursue its claims against Bibb and Westpoint in these state court actions. The Company continues to provide steam and chilled water to the mill pursuant to the contract. The Company believes that the resolution of this contractual dispute will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

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

      PEII is also involved in other legal and administrative proceedings in the ordinary course of business. Management believes that the amount of ultimate liability allocable to the Company with respect to these matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

               PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

     (Dollar amounts are in thousands unless otherwise noted)

General

     The Company owns 100% equity interests in two completed electric power generation facilities in the United States: the Rosemary Facility, which began commercial operations in December 1990, and the Brandywine Facility, which began commercial operations in October 1996. The Company also owns an approximately 83% indirect interest in the Luannan Facility currently under construction in China, financing for which was completed in April 1997. Additionally, the Company owns an indirect equity interest in the Nepal Facility currently under construction in Nepal, financing for which was completed in December 1997. The Company also has other projects under development, including two projects in Texas.

Results of Operations

     The Company's current revenues from electric power generation are primarily derived from long-term contracts which include both a fixed capacity payment and a variable energy payment. The capacity payments, which are based upon the specified power generating capacity of a project, are designed to cover fixed costs and to provide an acceptable return on equity. The energy payments, which are based on actual electricity output, are designed to cover variable costs including fuel costs and variable operating expenses incurred in connection with electricity output. Accordingly, the impact of price fluctuations on the results of operations is generally not material. The extent to which a facility is dispatched (i.e., required to deliver electricity), and therefore the actual electricity output for a given period, are subject to the discretion of the power purchaser, with certain limitations. The capacity payments are currently the predominant source of revenue for the Company. See "Liquidity and Capital Resources."

     First Nine Months of 1998 compared to 1997

     The Company recorded a net loss of $19,083 in the first nine months of 1998 on revenues of $67,101 compared to a net loss of $23,832 on revenues of $54,320 during the same period in 1997. The increase in revenues in the 1998 period was primarily caused by increased operating revenues at the Rosemary and Brandywine facilities and by increased interest income.

     Capacity revenues for the Rosemary Facility were $18,460 and $18,438 for the 1998 and 1997 periods, respectively. Energy revenues for the Rosemary Facility for the 1998 and 1997 periods were $3,180 and $2,302, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to the 1997 period.
Capacity revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for the first nine months of 1998 and 1997 were $24,880 and $15,038, respectively. Capacity revenues for the Brandywine Facility for the 1997 period were lower than originally anticipated due to a disagreement with PEPCO over the calculation of the capacity payments. As discussed in
Note 3 to the condensed consolidated financial statements, the Company and PEPCO reached an agreement in October 1997 (which was finalized in July 1998) under which PEPCO paid approximately $3.8 million to the Company for the retroactive effect of higher capacity payments for the first nine months of 1997. The retroactive capacity payment, which was received in July 1998, is included in capacity revenues in the third quarter of 1998. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the agreement. Additionally, capacity revenues for the 1998 period are higher compared to the 1997 period as a result of excess capacity sales allowed
under the PEPCO agreement and higher capacity ratings.   Energy revenues from
PEPCO for the Brandywine Facility for the first nine months of 1998 and 1997 were $9,518 and $8,831, respectively. The increase in energy revenues for the Brandywine Facility is attributable to higher dispatch levels at that facility compared to the 1997 period. In addition to capacity and energy revenues from PEPCO, the Company earned revenues of $4,100 in the 1998 period from excess capacity and energy sales on a merchant basis from the Brandywine Facility as allowed under the PEPCO agreement. Also, in the first nine months of 1998 and 1997, the Company had energy revenues of $108 and $3,738, respectively, from the sale of natural gas and fuel oil to other purchasers.

     Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, decreased to $19,741 (29% of revenues) in the 1998 period from $20,868 (38% of revenues) in the 1997 period. The higher level of 1997 expenses was primarily due to additional fuel costs related to low-margin sales of natural gas and fuel oil to other purchasers in the 1997 period.

     Project development and administrative expenses were $12,871 (19% of revenues) and $7,357 (14% of revenues) for the 1998 and 1997 periods, respectively. The increase in 1998 was primarily attributable to legal expenses related to the PEPCO agreement, the write-off of deposits and development costs of $3.7 million related to the Kathleen project, and higher administrative costs required to support the Company's expanding operations.

     Interest expense increased to $43,240 (64% of revenues) in the 1998 period from $40,294 (74% of revenues) in 1997 as a result of the increase in outstanding indebtedness from the issuance of $145.0 million discounted principal amount of Senior Secured Notes in April 1997 for the Luannan Facility.

     Depreciation and amortization of debt issue costs amounted to $10,332 (15% of revenues) in the 1998 period and $9,633 (18% of revenues) in 1997. The increase in 1998 was primarily attributable to amortization of debt issue costs for the Senior Secured Notes issued in April 1997.

     As a result of the various factors discussed above, the Company recorded net losses of $19,083 and $23,832 for the 1998 and 1997 periods, respectively.

Third Quarter of 1998 compared to 1997

     The Company recorded a net loss of $4,522 in the third quarter of 1998 on revenues of $27,817 compared to a net loss of $9,483 on revenues of $18,835 during the same period in 1997. The increase in revenues in the 1998 period was primarily caused by increased operating revenues at the Rosemary and Brandywine facilities, partially offset by a decrease in interest income.

     Capacity revenues for the Rosemary Facility were $5,768 for both the 1998 and 1997 periods. Energy revenues for the Rosemary Facility for the 1998 and 1997 periods were $2,132 and $1,463, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to the 1997 period. Capacity revenues from PEPCO for the Brandywine Facility for the third quarter of 1998 and 1997 were $10,762 and $5,003, respectively. Capacity revenues for the Brandywine Facility for the 1997 period were lower than originally anticipated due to a disagreement with PEPCO over the calculation of the capacity payments. As discussed in Note 3 to the condensed consolidated financial statements, the Company and PEPCO reached an agreement in October 1997 (which was finalized in July 1998) under which PEPCO paid approximately $3.8 million to the Company for the retroactive effect of higher capacity payments for the first nine months of 1997. The retroactive capacity payment, which was received in July 1998, is included in capacity revenues in the third quarter of 1998. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the agreement. Additionally, capacity revenues for the 1998 period are higher compared to the 1997 period as a result of excess capacity sales allowed under the PEPCO agreement and higher capacity ratings. Energy revenues from PEPCO for the Brandywine Facility for the third quarter of 1998 and 1997 were $2,956 and $3,780, respectively. The decrease in energy revenues from PEPCO for the Brandywine Facility is attributable to lower dispatch levels by PEPCO at that facility compared to the 1997 period. In addition to capacity and energy revenues from PEPCO, the Company earned revenues of $4,100 in the 1998 period from excess capacity and energy sales on a merchant basis from the Brandywine Facility as allowed under the PEPCO agreement. Also, in the third quarter of 1997, the Company had energy revenues of $46 from the sale of natural gas and fuel oil to other purchasers.

     Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $8,645 (31% of revenues) in the 1998 period from $7,239 (38% of revenues) in the 1997 period. The increase in the 1998 period was primarily attributable to higher overall dispatch levels at the Company's facilities. The higher level of 1997 expenses as a percentage of revenues was primarily due to additional fuel costs related to low-margin sales of natural gas and fuel oil to other purchasers in the 1997 period.

     Project development and administrative expenses were $6,033 (22% of revenues) and $2,490 (13% of revenues) for the 1998 and 1997 periods, respectively. The increase in 1998 was primarily attributable to legal expenses related to the PEPCO agreement, the write-off of development costs of $2.9 million related to the Kathleen project, and higher administrative costs required to support the Company's expanding operations.

     Interest expense decreased to $14,002 (50% of revenues) in the 1998 period from $15,268 (81% of revenues) in 1997 primarily as a result of an increase in capitalized interest cost related to the Luannan Facility, which is under construction.

     Depreciation and amortization of debt issue costs amounted to $3,657 (13% of revenues) in the 1998 period and $3,321 (18% of revenues) in 1997. The increase in 1998 was primarily attributable to amortization of debt issue costs for the Senior Secured Notes issued in April 1997.

     As a result of the various factors discussed above, the Company recorded net losses of $4,521 and $9,483 for the 1998 and 1997 periods, respectively.

Liquidity and Capital Resources

     In the 1998 and 1997 periods, the Company obtained cash from operations of the Rosemary Facility and the Brandywine Facility and from interest on cash balances. The Company utilized this cash to service its debt obligations, make distributions to its parent to fund project development efforts, and for general and administrative expenses.

     The principal future cash requirement of the Company will be payment of its debt service obligations. The Company will rely almost exclusively on distributions from Global Cayman and PIC to meet its cash requirements. Those entities in turn will rely almost exclusively on distributions from the project entities to meet their cash requirements. The project entities' ability to make such distributions will depend upon the financial performance of the Rosemary Facility, the Brandywine Facility, the Luannan Facility and the Nepal Facility and will be subject to a number of limitations on distributions contained in the project-level debt agreements. To continue the development and construction of its planned merchant projects, the Company will also require external financing. The Company is pursuing debt and equity financing to fund these activities. The Company's restricted cash balances are available only for specific uses as stated in the indentures, such as payment of debt service obligations, project construction and overhaul, and are not available for general corporate purposes.

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

Year 2000 Matters

     The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     In 1998, the Company initiated a review of its computer systems and software, both information technology (IT) and non-IT, to determine the impact of the Y2K issue. Such review is currently in process. The Company currently anticipates that the process of becoming Y2K compliant will be completed on or about March 31, 1999.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Florida Power Proceedings

          Panda-Kathleen, L.P., an indirect subsidiary of the registrant (the "Kathleen Partnership"), was a defendant in a legal proceeding before the Florida Public Service Commission ("Florida PSC"), commenced in January 1995, captioned In re: Petition for Declaratory Statement Regarding Eligibility for Standard Offer Contract and Payment Thereunder by Florida Power Corporation, Case No. 950110-EI, whereby the Florida Power Corporation ("FPC") sought a declaratory judgment that a power purchase agreement between the FPC and the Kathleen Partnership is not "available" to the Kathleen Partnership. The Florida Supreme Court issued a ruling on September 18, 1997 affirming a prior ruling of the Florida PSC to the effect that such power purchase agreement is not available to the Kathleen Partnership as proposed because it has an electric generating capacity in excess of 75 megawatts and that FPC is only obligated to make capacity payments under the power purchase agreement for 20 years. On April 27, 1998, the United States Supreme Court denied a Writ of Certiorari filed therewith by the Kathleen Partnership regarding this matter. Also, on April 27, 1998, Florida PSC issued an order denying further extension of an 18 month tolling period previously granted to meet the commercial milestone date due to the length of the litigation proceedings. The Kathleen Partnership filed, on May 12, 1998, a Petition for Writ of Certiorari with the Florida Supreme Court in this regard. On August 19, 1998, the Florida Supreme Court denied this Petition. FPC subsequently drew approximately $750,000 from a letter of credit previously established by the Kathleen Partnership with Chase Manhattan, N.A. The Kathleen Partnership is evaluating potential further action regarding Florida PSC and FPC at this time. The registrant does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

          Heard Proceedings

          PEC is a party to a lawsuit captioned, Panda Energy Corporation, v. Heard Energy Corporation, et al., (No. 94-0672-J); in the District Court of Dallas County, Texas (191st Judicial District). PEC initiated this litigation in April 1994 and has alleged that defendants Wolf, Gwynn and Kinney, former PEC employees, formed a competing company (Heard Energy Corporation) and misappropriated certain of PEC's international power project opportunities. By order dated June 19, 1996, the trial court granted the defendants' motions for summary judgment. PEC appealed this ruling to the Court of Appeals Fifth District Court of Texas at Dallas. Oral arguments regarding this appeal were held on May 26, 1998. On October 22, 1998, the Court of Appeals Fifth District Court of Texas ruled in favor of PEC and reversed the trial court's summary judgment and remanded the case back to the trial court. Defendants filed various motions with the Court of Appeals, all of which were denied. The registrant does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

          Bibb/Westpoint Stevens Proceedings

          In April 1998, PRC filed suit in federal court charging the Bibb Company ("Bibb") and Westpoint Stevens, Inc. ("Westpoint") with violating a contractual agreement in the sale of a textile mill in 1997 and in the operation of the mill since that time. The Rosemary facility supplies steam and chilled water to the textile mill under a contract originally signed with Bibb. Westpoint acquired the textile mill from Bibb in 1997. The suit asked the court to determine and clarify the rights of the parties to the contract. The federal court dismissed this action in June 1998 and Westpoint and Bibb filed a separate suit in state court in Halifax County, North Carolina shortly thereafter, claiming, among other things, breach of contract in regard to the delivery of steam. On October 27, 1998, an affiliate of PRC filed suit in state court in Dallas County, Texas against Westpoint and Bibb seeking various damages regarding the contract. PRC and its affiliates intend to vigorously pursue their claims against Bibb and Westpoint in these court actions. PRC continues to provide steam and chilled water to the mill pursuant to the contract. The registrant does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

          Brandywine Proceeding

          On June 26, 1996, certain plaintiffs commenced a proceeding against the Panda-Brandywine Partnership and one of its contractors (as well as other subcontractors) captioned Jeannine McConnell, McConnell Pool Service, Inc. and McConnell Fuel Oil, Inc. v. Panda-Brandywine, L.P. and Flippo Construction (Case No. CV 96-1344) in the Circuit Court for Charles County, Maryland. In this proceeding, plaintiffs alleged that in connection with the construction of an effluent water pipeline, a contractor for the Panda-Brandywine Partnership, Flippo Construction ("Flippo") (and its subcontractors) and the Panda-Brandywine Partnership left their easement and inadvertently trespassed on to plaintiffs' property. While on plaintiffs' property, Flippo (and its subcontractors) and the Panda-Brandywine Partnership allegedly dug a deep and wide hole which extended onto the plaintiff's property to locate a buried pipe. Plaintiffs alleged that this trespass damaged the property, decreased its fair market value and resulted in loss of use thereof. The Panda-Brandywine Partnership settled this case for a minimal amount of damages in October, 1998.

          The Company does not believe that the settlement of this proceeding will have any material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole, or the Panda-Brandywine Partnership.

Item 5.   Other Information

          Earlier this year, Panda Energy International Inc. ("PEII"), the ultimate parent entity of the registrant, announced the commencement of a strategic initiative whereby it was seeking potential strategic partners, and that Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") had been engaged by PEII to assist in this process. Recently, because of its increased involvement in the development of domestic merchant plants, PEII determined not to further seek any such potential strategic partners, and accordingly, has terminated its relationship with DLJ in this regard. However, there can be no assurance that PEII would not enter into a transaction with a strategic partner in the future should it determine that a favorable situation has presented itself.

          The transmission line construction loan arrangement (approximately $10 million, principal amount), in regard to the Luannan County, China Project (the "Luannan Facility"), previously extended by an indirect joint venture subsidiary of the registrant to the North China Power Company, was terminated in October, 1998 due to the ability of the North China Power Company to borrow funds in China at a less expensive rate of interest. As a result, the Luannan Facility will experience lower cash flows, which will be offset, however, by the increased amount of funds available to satisfy qualified construction costs at the Luannan Facility.

          During August 1998, PEII transferred to the registrant various subsidiary entities which are engaged in electricity generating power plant development opportunities in China, Brazil and Honduras, as well as two (2) merchant power plant opportunities ultimately intended to provide service within the Electric Reliability Council of Texas system.

          Through various subsidiaries the registrant owns an interest in a 36 MW hydro-electric power project under construction in Nepal (the "Nepal Project"). The Nepalese Government has recently replaced various taxes with a broad "Value Added Tax" ("VAT") and has applied the VAT to the Nepal Project with regard to certain capital items. The Nepal Project participants believe that such application of the VAT constitutes a "Change in Law" under the force majeure provisions in the applicable power purchase agreement and accordingly have delivered a notice to Nepal Electric Authority seeking appropriate price relief to recover any VAT imposed on the Nepal Project.

          During August, 1998, a major flood occurred in the Upper Bhote Koshi River basin and as a result, the Nepal Project is expected to experience a delay in construction. A recovery plan is currently being developed, and a delay of between six and eight months in reaching commercial operations currently is expected. The Nepal Project has insurance coverage for a substantial portion of the loss, including business interruption coverage. This delay in the commercial operation date is not expected to cause any termination or other default event under the applicable power purchase agreement. In this regard, the Nepal Project has provided notice to the Nepalese Government and the Nepal Electric Authority that it intends to seek appropriate schedule and cost relief afforded it pursuant to the applicable force majeure provisions under various project agreements, in addition to any insurance proceeds received.

          The registrant does not believe that the VAT or the flood situations in Nepal will cause a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

Item 6.   Exhibits and Reports on Form 8-K

    (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit
Number    Exhibit Description

10.175 Turnkey Engineering, Procurement and Construction Agreement by and between Panda Paris Power, L.P. and Duke/Fluor Daniel, dated as of October 3, 1998.1

10.176 Purchase Order by and between GE Power Systems and Sales and Panda Paris Power, L.P., dated October 16, 1998.

 27.01    Financial Data Schedule.

    (b)   Reports on Form 8-K:  None.

The registrant has sought confidential treatment for certain information identified in this Exhibit.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PANDA GLOBAL HOLDINGS, INC.


Date:  November 12, 1998           By:  /s/ JANICE CARTER
                                   Janice Carter
                                   Executive Vice President, Secretary and
                                   Treasurer

                               EXHIBIT INDEX


                                                                    Sequentially
Exhibit                                                               Numbered
Number    Description                                                   Page


10.175 Turnkey, Engineering, Procurement and Construction Agreement by and between Panda Paris Power, L.P. and Duke/Fluor
          Daniel, dated as of October 3, 1998.1

10.176 Purchase Order by and between GE Power Systems and Sales and Panda Paris Power, L.P., dated October 16, 1998.

 27.01    Financial Data Schedule.

   (b)    Reports on Form 8-K:  None.

The registrant has sought confidential treatment for certain information identified in this Exhibit.