Form 10-K405
period 1998-12-31
PANDA GLOBAL HOLDINGS INC
filed 1999-04-01
CIK 1038504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of voting stock held by nonaffiliates of the registrant is not reflected herein because all voting stock of the registrant is owned by an affiliate thereof.

As of March 25, 1999, the registrant had 1,000 shares of Common Stock, $.01 par value, issued and outstanding.

                       Documents Incorporated by Reference
                                      None

                                TABLE OF CONTENTS
                                     PART I
                                                      Page
                                                      ----

Item 1.    Business                                    3

Item  2.   Properties                                 23

Item  3.   Legal Proceedings                          24

Item  4.   Submission of Matters to a Vote of
           Security Holders                           26

                                     PART II

Item 5.    Market for the Registrant's Equity
           and Related Stockholder Matters            26

Item  6.   Selected Financial Data                    26

Item  7.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                              26

Item  8.   Financial Statements and Supplementary
           Data                                       32

Item  9.   Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure                       32

                                    PART III

Item  10.  Directors and Executive Officers of
           the Registrant                             32

Item  11.  Executive Compensation                     34

Item  12.  Security Ownership of Certain
           Beneficial Owners and  Man agement         34

Item  13.  Certain Relationships and Related
           Transactions                               34

                                     PART IV

Item  14.  Exhibits, Financial Statement
           Schedules, and Reports  on Form 8-K.       35


           DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (as well as previous filings by the Company with the Securities and Exchange Commission) includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report on Form 10-K (as well as previous filings by the Company with the Securities and Exchange Commission), including, without limitation, statements regarding financial position, projects under evaluation or development, construction or other budgets and plans and objectives for future operations, are forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the impact of geopolitical occurrences world-wide; the results of financing efforts; risks under contracts and swap agreements; changes in laws and regulations; unforeseen engineering and mechanical or technological difficulties; and other risks described in the Company's filings from time to time with the Securities and Exchange Commission. All subsequent written and oral forward looking statements attributable to he Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 1.  Business.

GENERAL

     Panda Global Holdings, Inc. (the "Company") is a wholly owned subsidiary of Panda Energy International, Inc., a Delaware corporation ("PEII"), and was organized in Delaware on March 7, 1997. The Company was organized for the purposes of (i) investing in and holding direct and indirect interests in entities engaged in the development, construction, ownership, operation and management of electric generating facilities, sources of fuel, pipelines and other infrastructure projects, (ii) the marketing of electric power, thermal energy and fuel, and (iii) the financing of any of the above, including the entering into of indentures, contracts and other agreements in connection with the purposes described in clauses (i) and (ii) above.

     The Company wholly owns one operating energy generation facility and leases pursuant to a capital lease another operating energy generation facility located in the United States and owns majority interests in two energy generation facilities under construction in the People's Republic of China and the Kingdom of Nepal, as described below in more detail.


     The principal executive office of the Company is located at 4100 Spring Valley Road, Suite 1001, Dallas, Texas 75244. The telephone number at such office is (972) 980-7159.

     The Company operates in only one industry segment: electric power generation. Financial information regarding the Company's industry segment, its domestic operations, and the Company's capitalized costs for the construction of plants which will constitute foreign operations upon completion, is set forth in the financial statements hereto.

STRATEGY

     The Company and its subsidiaries are primarily engaged in the domestic and international development, acquisition, construction, ownership and operation of electric power generation facilities.

     The principal business strategy of the Company and  its subsidiaries is to use their experience in evaluating, developing, constructing, financing and managing electric power generation facilities to provide low-cost electricity and electric generating capacity. In addition, the Company believes that the global trend of electricity market restructuring has created
new business opportunities for businesses like the Company.   There is a trend
away from regulated government-owned electricity systems toward deregulated, competitive market structures, in both domestic and international markets.
Many countries have rewritten their laws and regulations to allow foreign investment and private ownership of electricity generation, transmission or distribution systems. Some countries have been or are in the process of privatizing their electricity systems by selling all or part of such systems to private investors. As a result, the Company believes that there is demand for both new and more efficiently operated electric generating capacity in many regions around the world, including the United States.

The Company and its subsidiaries therefore are continuously engaged in the evaluation of opportunities for the development and acquisition of additional domestic and international electric power generation facilities. For example, the Company and its subsidiaries currently are evaluating the development of various merchant plant facilities in the United States. Such facilities, if developed and constructed, could take advantage of cost effective construction and new technology, as well as an ability to sell power into markets with growing demand and aging supplies of energy. Also, the People's Republic of China (the "PRC"), Brazil and Central America are current international strategic target markets for the Company and its affiliates.

     Substantial risks exist to the successful completion of any domestic or international projects under development or being considered for acquisition, including, as the case may be, those relating to political risk, exchange rate risk, currency inconvertibility, the ability to obtain financing and required governmental approvals, siting and construction risk, as well as possible termination of any applicable power sales agreement as a result of the failure to meet certain construction milestones. No assurance can be given that any projects being evaluated or developed by the Company or any of its subsidiaries will be completed. Further, no assurance can be given that any projects developed by PEII or other affiliates of the Company would be contributed to the Company's portfolio of projects, depending on the application of various agreements among PEII and certain of its affiliates.

PLANTS IN OPERATION

  The Panda-Rosemary Facility

     General. The Panda-Rosemary Facility (herein so called) is a combined-cycle cogeneration facility located in Roanoke Rapids, North Carolina, with a total electric generating capacity of approximately 180 megawatts. The Panda
Rosemary Facility is owned by the Panda-Rosemary Partnership (herein so called), an indirect whollyowned subsidiary of the Company. A cogeneration facility produces electric energy and forms of useful thermal energy (such as heat or steam) used for industrial, commercial, heating or cooling purposes through the sequential use of one or more energy inputs. The PandaRosemary Facility uses natural gas as its primary fuel input to produce electric energy for sale to Virginia Power Company ("Virginia Power"), and to produce useful thermal energy in the form of steam and chilled water for sale to The Bibb Company ("Bibb") pursuant to the Rosemary Steam Agreement (herein so called). On February 18, 1997, Bibb announced that it would sell the textile facility that is the user of such steam and chilled water to Westpoint Stevens, Inc. ("Westpoint"). The closing of the sale was reported in the news media on February 21, 1997. The Rosemary Steam Agreement cannot be assigned without the Panda-Rosemary Partnership's consent, which has not been given as of the date hereof, and Bibb, Westpoint and a subsidiary of the Company are currently litigating the issues involved. While there has been no resolution to this matter as of the date hereof, the Panda-Rosemary Partnership has continued to sell steam and chilled water to the purchaser in substantially the same amounts as it sold prior to the announcement of the sale of the textile facility.

     The Panda-Rosemary Facility is certified as a Qualifying Facility ("QF") under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and thus is exempt from rate regulation as an electric utility under federal and state law, provided that it continues to meet the applicable requirements of PURPA.

   The Panda-Rosemary Facility was designed and constructed by Hawker Siddeley Power Engineering and began commercial operations in December 1990.
The Panda-Rosemary Facility is designed to be operated in a combined-cycle mode. It uses natural gas or fuel oil to power two General Electric combustion turbinegenerators, a GE Frame 6 and a GE Frame 7, each fitted with a heat recovery steam generator ("HRSG"). The HRSGs use the reject heat from the combustion turbines that might otherwise dissipate to produce steam which drives a steam turbine generator. The combustion and steam turbines generate electric energy for sale to Virginia Power. When the PandaRosemary Facility is being dispatched, some of the steam produced by the HRSGs is sold pursuant to the Rosemary Steam Agreement and some is used in two absorption chillers to supply chilled water. The combustion turbines use natural gas as their primary fuel and can use No. 2 fuel oil as an alternate fuel in the event gas supplies or transportation are curtailed. When the facility is not being dispatched, two auxiliary boilers are available to be used to produce steam for direct use and to produce chilled water for use by the purchaser under the Rosemary Steam Agreement. The design of the Panda Rosemary Facility permits flexible operation, including the production of both electricity and a sufficient amount of thermal energy to meet QF requirements, using either one or both of the combustion turbine generators.

     Sale of Capacity and Electricity. The PandaRosemary Partnership sells electric capacity and energy to Virginia Power pursuant to a Power Purchase and Operating Agreement (the "Rosemary Power Purchase Agreement"). The
Rosemary Power Purchase Agreement has an initial term ending December 26, 2015, and may be extended for periods of up to five years if the parties so agree.

     Virginia Power has the right to dispatch the PandaRosemary Facility (that is, require the PandaRosemary Facility to deliver electricity) on a daily basis within certain guidelines and design limits (which specify load levels, start-up and shutdown times and minimum run times consistent with prudent utility practice).

     The Rosemary Power Purchase Agreement provides for two types of payments: a capacity payment and an energy payment. The capacity payment is a fixed charge required to be paid regardless of whether the Panda-Rosemary Facility is dispatched, subject to reductions under certain circumstances as described below. Energy payments are calculated based on the actual electrical output transmitted to Virginia Power and are designed to compensate the Panda Rosemary Partnership for its cost of fuel and its variable operations and maintenance expense.

      Monthly capacity payments throughout the term of the Rosemary Power Purchase Agreement are calculated by multiplying the Panda-Rosemary Facility's "Dependable Capacity" by the following rates: $11.654 per kilowatt per month through December 1998; $10.821 per kilowatt per month thereafter through December 2005; and $8.321 per kilowatt per month thereafter through December 2015. The Panda-Rosemary Facility's Dependable Capacity, which is the maximum level for which capacity payments must be made under the Rosemary Power Purchase Agreement, is currently 165 megawatts for the summer period and 198 megawatts for the winter period. Dependable Capacity is determined by semi-annual tests which may be requested by Virginia Power. Capacity payments may be reduced in certain circumstances.

    The Panda-Rosemary Partnership is required to maintain the Panda-Rosemary Facility as a QF. Virginia Power may terminate the Rosemary Power Purchase Agreement within one year after the loss of QF certification if the Panda Rosemary Partnership has not obtained all necessary governmental and regulatory approvals for the Rosemary Power Purchase Agreement to remain in effect and for electricity to continue to be sold to Virginia Power.

    STEAM AND CHILLED WATER SALES. Panda-Rosemary Partnership sells steam and chilled water for use in a textile manufacturing facility, located adjacent to the Panda Rosemary Facility, pursuant the Rosemary Steam Agreement. The Rosemary Steam Agreement has an initial term that expires on December 26, 2015. Upon expiration of the initial term, the purchaser has the option to
(i) negotiate a 10-year extension of the Rosemary Steam Agreement, (ii) purchase the Panda-Rosemary Facility with Virginia Power's consent or (iii) terminate the Rosemary Steam Agreement. The purchaser is obligated to pay $1.00 per 1,000 pounds of steam for the first 45,000 pounds of steam delivered in an hour and $2.50 per 1,000 pounds of steam for any additional quantities of steam delivered
in an hour.   The purchaser is obligated  to pay the following fixed prices for chilled water: $0.035/ton/hour through December 27, 2000; $0.04/ton/hour thereafter through December 27, 2005; $0.045/ton/hour thereafter through December 27, 2010; and $0.05/ton/hour thereafter through December 26, 2015.

     SITE LEASE. The 4.83 acre site on which the PandaRosemary Facility is located is leased to the Panda Rosemary Partnership pursuant to a Real Property Lease and Easement Agreement (the "Rosemary Site Lease") in exchange for a nominal yearly rental payment. The initial term of the Rosemary Site Lease expires on December 31, 2015 and is automatically extended on the same terms and conditions for 10 years if the Rosemary Steam Agreement is extended for an additional 10-year period. At the Panda-Rosemary Partnership's option, the initial term of the Rosemary Site Lease may also be extended on the same terms and conditions for a 10 year term if the PandaRosemary Partnership gives the lessor two years' notice prior to December 31, 2015 and for an additional 10 year term if the Panda Rosemary Partnership gives the lessor two years' notice prior to December 31, 2025, regardless of whether the Rosemary Steam Agreement is extended or terminated.

    GAS SUPPLY AND FUEL MANAGEMENT. The Panda-Rosemary Partnership purchases certain quantities of natural gas on a firm basis from Natural Gas Clearinghouse ("NGC") pursuant to a Gas Purchase Contract (the "Rosemary Gas Supply Agreement"). The Rosemary Gas Supply Agreement is effective through November 30, 2005, and thereafter from month-to month until terminated by either NGC or the Panda Rosemary Partnership. NGC has agreed to deliver natural gas on a firm basis to the Panda-Rosemary Partnership, at pipeline points near the Gulf of Mexico or (at the PandaRosemary Partnership's request and using the Panda Rosemary Partnership's firm transportation arrangements) to the Panda-Rosemary Pipeline (as defined below), up to the total contract quantity under the Firm Gas Transportation Agreements (as defined below), which is currently the thermal equivalent of 3,075 Mcf (one "Mcf" constitutes one thousand cubic feet of natural gas) of natural gas per day. The firm natural gas supplied under the Rosemary Gas Supply Agreement enables the Panda Rosemary Partnership to have adequate natural gas supplies available to meet its estimate of the requirements for steam and chilled water under the Rosemary Steam Agreement.

     The price paid by the Panda-Rosemary Partnership for natural gas delivered by NGC is generally equal to an indexed price (based upon monthly market-price indices determined by reference to the receipt points where NGC delivers gas to the Panda Rosemary Partnership) plus $0.04 per MMBtu (one "MMBtu" constitutes one million British thermal units). If natural gas is required in daily volumes that are greater than those included in monthly estimates delivered to NGC, the price for the excess volume required is equal to NGC's actual cost incurred in acquiring such excess plus $0.04 per MMBtu. If the PandaRosemary Partnership fails to purchase the amount included in monthly estimates delivered to NGC, and such failure is not excused by force majeure, the Panda-Rosemary Partnership must pay NGC, as liquidated damages for such failure, $0.14 for each MMBtu of natural gas not purchased below the monthly estimates.

     GAS TRANSPORTATION. The Panda-Rosemary Partnership receives firm transportation service that provides for delivery to the Panda- Rosemary Pipeline (as defined below) of up to the thermal equivalent of 3,075 Mcf of natural gas per day. The rates and most of the significant terms and conditions of service under these firm gas transportation agreements, are set forth in the respective pipeline's effective Federal Energy Regulatory Commission("FERC") gas tariff. These rates, terms and conditions are subject to review, approval and modification by FERC.

     PANDA-ROSEMARY PIPELINE.   The Panda Rosemary Partnership owns, and North
Carolina Natural Gas Corporation ("NCNG") operates and maintains for the Panda Rosemary Partnership, the Panda Rosemary Pipeline (herein so called), which runs for 10.26 miles through portions of Halifax and Northampton Counties, North Carolina. The PandaRosemary Pipeline is located under, over and upon properties owned, in certain instances, by private landowners and, in other instances, by the State of North Carolina or the City of Roanoke Rapids, pursuant to easement agreements or encroachment agreements. The Panda-Rosemary Pipeline terminates on a 1.26-acre parcel in Pleasant Hill Township, Northampton County, North Carolina, which is owned by the Panda Rosemary Partnership. The meter stations and certain appurtenant facilities interconnecting the PandaRosemary Pipeline and certain interstate pipeline facilities are located on this parcel.

     The Panda-Rosemary Partnership has entered into a Pipeline Operating Agreement with NCNG (the "Pipeline Operating Agreement"), pursuant to which NCNG has agreed to operate the PandaRosemary Pipeline and provide certain natural gas balancing services for the Panda Rosemary Partnership's gas supplies. The term of the Pipeline Operating Agreement continues until December 27, 2005, and may be extended for two additional periods of five y ears each upon the agreement of the parties.

     FUEL OIL. The Panda-Rosemary Facility was constructed with the capability to operate on No. 2 fuel oil and is designed to change fuel sources from natural gas to fuel oil and back without interrupting the generation of electricity. The PandaRosemary Facility currently has on site storage for approximately two million gallons of fuel oil, a supply sufficient to operate the Panda-Rosemary Facility at full load for approximately 168 hours. The Panda Rosemary Partnership purchases fuel oil on a spot market basis. Since the fuel oil suppliers either own their own trucks or have contracts with local trucking firms for regional truck delivery and the purchase price includes delivery to the Panda-Rosemary Facility, the PandaRosemary Partnership does not independently arrange trucking service from the terminals to the Panda Rosemary Facility.

     OPERATIONS AND MAINTENANCE. The PandaRosemary Partnership purchases operations and maintenance services for the Panda Rosemary Facility from
Panda Global Services, Inc., an affiliate of the Company, pursuant to an Operation and Maintenance Agreement (the "Rosemary O&M Agreement") which
expires on December 31,  2003.   Under the Rosemary O&M Agreement, Panda Global
Services, Inc.  was  paid  a  fixed monthly   fee of approximately $133,000_
per month during 1998 and was paid in advance a fixed monthly fee of approximately $137,000 per month for 1999, with annual adjustments based on changes in the consumer price index for subsequent years. In addition, the agreement includes bonus and penalty provisions based on maintenance of dependable capacity levels, availability of the Panda-Rosemary Facility for dispatch and the achievement of certain safety and training goals established by the Panda Rosemary Partnership.

    THE PANDA-BRANDYWINE FACILITY

    GENERAL. The Panda-Brandywine Facility (herein so called) is a combined-cycle cogeneration facility located in Brandywine, Maryland (near Washington,
D.C.),  with  a total electric generating capacity of  230 megawatts.   The
PandaBrandywine Facility is leased by the PandaBrandywine Partnership (herein so called), an indirect wholly-owned subsidiary of the Company, pursuant to a capital lease. The Panda-Brandywine Facility uses natural gas as its primary fuel input and No. 2 fuel oil as an alternative fuel in the event that gas supplies or transportation are curtailed. The PandaBrandywine Facility was constructed by Raytheon Engineers and Constructors, Inc. ("Raytheon") pursuant to an agreement between the Panda-Brandywine Partnership and Raytheon (the "Brandywine EPC Agreement"). See Note 10 of Consolidated Financial Statements.

     Pursuant to a power purchase agreement (the "Brandywine Power Purchase Agreement"), the PandaBrandywine Partnership sells the capacity of, and energy produced by, the Panda Brandywine Facility to Potomac Electric Power Company ("PEPCO"), a utility that serves the District of Columbia and parts of Maryland. Pursuant to a separate agreement with PEPCO, the Panda Brandywine Partnership also is able to sell certain amounts of capacity and energy at market prices to third party purchasers. The Panda-Brandywine Facility is leased by the Panda Brandywine Partnership pursuant to the Brandywine Facility Lease (herein so called). The Brandywine Facility Lease was entered into in connection with a sale-leaseback transaction with General Electric Capital Corporation and other financing parties. The initial term of the Brandywine Facility Lease will expire on October 31, 2016. At the end of the initial lease term, so long as the Panda-Brandywine Partnership is not in default under the Brandywine Facility Lease, the Panda-Brandywine Partnership may renew the Brandywine Facility Lease for up to two consecutive five-year terms. Alternatively, the Panda-Brandywine Partnership may purchase the PandaBrandywine Facility at fair sales market value at the end of the initial lease term or any renewal term. If the Panda-Brandywine Partnership does not renew the Brandywine Facility Lease or purchase the PandaBrandywine Facility, it must surrender possession of the Panda-Brandywine Facility at the end of the term of the Brandywine Facility Lease.

     The Panda-Brandywine Facility is certified as a QF under PURPA and thus is exempt from rate regulation as an electric utility under federal and state law, provided that itcontinues to meet the applicable requirements of PURPA.

     The Panda-Brandywine Partnership has recently beeninformed by PEPCO that PEPCO is pursuing a strategy of selling allof its generating assets, which the
Panda Brandywine   Partnershipbelieves could include the Brandywine Power
Purchase Agreement. The Company currently cannot determine the effect, if any, of such a transfer of the Brandywine Power Purchase Agreementon the Company.

      SALE OF CAPACITY, ELECTRICITY AND STEAM. The PandaBrandywine Partnership sells electric capacity and energy to PEPCO pursuant to the Brandywine Power Purchase Agreement. The Brandywine Power Purchase Agreement has an initial term that expires in October 2021, andmay be extended by agreement of the parties.

     The Brandywine Power Purchase Agreement provides for two payments: a capacity payment and an energy payment. The capacity payment is a fixed charge to be paid regardless ofwhether the Panda Brandywine Facility is dispatched, subject toreduction in certain circumstances. Monthly capacitypayments throughout the term of the Brandywine Power PurchaseAgreement are based on the Panda Brandywine Facility's dependablecapacity, the capacity rate and other factors. The capacity rate isa fixed schedule of payments for each of the 25 years of the initialterm of the Brandywine Power Purchase Agreement, ranging from $14.70 per kilowatt hour through October 1998 to $20.32 per kilowatthour in 2012, subject to various adjustments.

     The energy payment is determined in accordance with a series of formulas that reflect specified heat rates, hours of synchronization and operation and a combination of fixed and market prices foratural gas. The Brandywine
Power Purchase Agreement provides that the energy price will be increased to compensate the Panda-Brandywine Partnership for its variable costs of fuel oil if the gas supply isinterrupted. In such event, the Brandywine Power Purchase Agreement specifies a base cost of oil, which is escalated at the annual rate of change according to an oil index described therein.

     Electric energy produced by the PandaBrandywine Facility is delivered to PEPCO via a seven-mile long electric transmission line, owned by PEPCO, that connects the PandaBrandywine Facility and the transmission facilities of PEPCO.

     The Panda-Brandywine Partnership sells steam to the Brandywine Water Company pursuant to a Steam Sales Agreement (the "Brandywine Steam Agreement"). Brandywine Water Company, which is an indirect wholly owned subsidiary of the Company, uses the steam to generate distilled water which is sold locally. This production and sale of thermal energy allows the Panda-Brandywine Facility to achieve QF status. The Brandywine Steam Agreement continues until October 31, 2021 and may be extended by agreement of the parties for additional terms of five years each.

     GAS  SUPPLY  AND  FUEL MAINTENANCE.   The Panda- Brandywine Partnership
purchases both firm and interruptible natural gas supply from Cogen Development Company ("CDC") pursuant to a Gas Sales Agreement between the Panda-Brandywine Partnership and CDC (the "Brandywine Gas Agreement"). MCN Corporation, the parent corporation of CDC, has unconditionally guaranteed the payment and performance obligations of CDC under the

Brandywine Gas Agreement. The Brandywine Gas Agreement continues until October 31, 2011, and thereafter is automatically renewed for an additional two-year term unless terminated by either party upon nine months' written notice.

    CDC is obligated to sell and deliver to the Panda-Brandywine Partnership, at receipt points along the pipeline system of Columbia Gas, up to 24,240 MMBtu of natural gas per day on a firm basis and up to 24,240 MMBtu of gas per day on an interruptible basis. Gas delivered by CDC within the firm basis limit falls within one of three categories. The price for the natural gas delivered by CDC varies depending upon the category of the natural gas delivered.

       GAS TRANSPORTATION. The PandaBrandywine Partnership purchases firm natural gas transportation service from Columbia Gas Transmission Corporation ("Columbia Gas") pursuant to an Amended and Restated FTS Service Agreement (the "Columbia Gas FT Agreement"). Service under the Columbia Gas FT Agreement continues until October 31, 2021, and year toyear thereafter unless terminated by either party upon six months' notice.

      Pursuant to the Columbia Gas FT Agreement, Columbia Gas is obligated to provide the PandaBrandywine Partnership with up to 24,240 Dekatherms ("Dth")
per  day of firm   natural gas transportation  service from a receipt point near
Monclova, Ohio to an interconnection between the facilities of Columbia Gas and Cove Point LNG Limited Partnership ("Cove Point") in Loudoun County, Virginia. Columbia Gas provides the firm transportation service pursuant to the terms of the Columbia Gas FT Agreement rate schedule and the general terms and conditions of Columbia Gas's effective FERC natural gas tariff.

     The Panda-Brandywine Partnership purchases from Cove Point firm natural gas transportation service to transport natural gas delivered by Columbia Gas to the facilities of Cove Point pursuant to a FTS Service Agreement (the "Cove Point FT Agreement". The Cove Point FT Agreement continues until October 31, 2021.

     Pursuant to the Cove Point FT Agreement, Cove Point is obligated to provide the Panda Brandywine Partnership with up to 24,000 Dth per day of firm natural gas transportation service from an interconnection between the facilities of Cove Point and Columbia Gas in Loudoun, Virginia to an interconnection between the facilities of Cove Point and Washington Gas Light Company ("WGL") in Charles County, Maryland. Cove Point provides the firm transportation service pursuant to the Cove Point FT Agreement, and the general terms and conditions of its effective FERC natural gas tariff.

     The Panda-Brandywine Partnership purchases from WGL natural gas transportation, natural gas sales and natural gas balancing services pursuant to a Gas Transportation and Supply Agreement (the "WGL Agreement"). The WGL Agreement continues until October 31, 2021, and thereafter will continue year-to-year unless terminated by either party upon six months' written notice.

      Pursuant to the WGL FT Agreement, WGL is obligated to provide the Panda-Brandywine Partnership with firm transportation service, up to the quantity of natural gas nominated for such service on a given day, from an interconnection between the facilities of Cove Point and WGL in Charles County, Maryland to the interconnection between the WGL facilities and the Panda Brandywine Facility, provided that WGL only must use its best efforts to deliver transportation natural gas to the Panda Brandywine Facility when the pressure on the Cove Point pipeline is less than 500 psig. During the months of January, February and December of any calendar year, WGL may, under certain circumstances, request that the Panda-Brandywine Partnership release to WGL for its system use a quantity of natural gas purchased by the Panda-Brandywine Partnership under the Brandywine Gas Agreement and transported to the WGL system.

     FUEL  OIL.   The  Panda-Brandywine Facility was constructed with  the
capability to operate on No. 2 fuel oil and has the ability to change fuel sources from natural gas to fuel oil and back without interrupting the generation of electricity. The Panda- Brandywine Facility has onsite storage for approximately two million gallons of fuel oil, a supply sufficient to operate the Panda-Brandywine Facility at full load for approximately six days.

     The   Panda-Brandywine Partnership entered into  a Sales Agreement with
Northridge Petroleum Corporation ("Northridge") and a related Storage Agreement with Stratus Terminals, Inc. pursuant to which the Panda-Brandywine Partnership purchases and maintains one million gallons of No. 2 fuel oil in storage tanks located near Baltimore, Maryland. These Agreements are renewable (for one year periods) at the option of the parties on March 31 of each succeeding year and, as of the date hereof, will expire on March 31, 2000. The PandaBrandywine Partnership has access to the stored fuel oil at all times. Upon request of the Panda Brandywine Partnership, Northridge will use its best efforts to replenish any fuel oil removed from the storage tank at market based prices plus additional storage charges. If Northridge is not able to purchase the requested fuel oil within a specified time period, the PandaBrandywine Partnership may purchase such fuel oil from another supplier.

  The Panda-Brandywine Partnership has also entered into an agreement (the "Hardesty Transportation Agreement") with Hardesty & Son, Inc. ("Hardesty") pursuant to which the Panda Brandywine Partnership has rights to firm transportation of a minimum of 20 truckloads of fuel oil per day during the months of December through February and ten truckloads of fuel oil per day during the months of March through November. Hardesty will use its best efforts to provide additional transportation upon the request of the Panda-Brandywine Partnership. If Hardesty is unable to provide such additional transportation when requested, the Panda Brandywine Partnership may use other means of delivery. The Hardesty Transportation Agreement continues until October 1, 1999 and will automatically be renewed for successive one year terms unless terminated by either party.

      WATER.  The PandaBrandywine Partnership has entered into a 25-year
Treated Effluent Water Purchase Agreement ("Water Supply Agreement") with the County Commissioners of Charles County, Maryland to purchase up to 2.7 million gallons per day of treated effluent from a local sewage treatment plant. Treated effluent is a byproduct of the sewage treatment process and is used as the primary cooling water source for the Panda Brandywine Facility's cooling towers. The treated effluent is transported from the sewage treatment plant to the PandaBrandywine Facility by a buried transmission pipeline that has the capacity to supply up to 3.0 million gallons per day.

        OPERATIONS AND MAINTENANCE. The PandaBrandywine Partnership purchases operations and maintenance services from Ogden Brandywine Operations, Inc. ("Ogden Brandywine") pursuant to an Operation and Maintenance Agreement (the "Brandywine O&M Agreement"). The Brandywine O&M Agreement is effective until October 31, 1999,and may be extended thereafter by agreement of the parties.

Plants Under Construction

     THE LUANNAN FACILITY

     GENERAL.     The Luannan  Facility (herein so called), approximately 83% of which is indirectly owned by the Company, is located in Luannan County,
Tangshan Municipality, Hebei Province, People's Republic of China. The Luannan Facility is currently under construction and is expected to reach commercial operation in August 1999. The Luannan Facility will be comprised of two steam/ electric generating units, each nominally rated at 50 megawatts but with nameplate capability of up to 60 megawatts gross output under full condensing conditions. Two pulverized coal-fired boilers, each delivering steam to drive a three-stage extraction/conden sing steam turbine electric generating unit, will be utilized. Electric power generated by the Luannan Facility will be interconnected to the local electricity grid network at 110 kilovolts. In addition, steam will be extracted from the steam turbines for distribution by pipeline to local industrial and commercial users and also used to heat water
for district  heating use.   The site of  the Luannan Facility  is purchased
for a term of 23 years (until 2019) pursuant to several Transfer Contracts for the Right to Use State Owned Land with the local Chinese partners, who acquired granted land use rights from an agency of the PRC.

     SALES OF POWER.  The Luannan Facility will sell  power to North China
Power Group Company pursuant to the Luannan Power Purchase Agreement (herein so called). The North  China Power Group Company functions as the commercial arm of the North China Power Administration. The North China Power Group Company, which reports directly to the State Power Corporation ("SP"), operates the North China Power Grid. The service area of North China Power Group
Company encompasses four regions, including the Beijing/Tianjin/Tangshan area. Beijing and Tianjin are among the largest and most economically developed cities
in the PRC.   The service  area of North China Power Group Company also includes
Hebei Province, Shanxi Province and western Inner Mongolia. The North China Power Group Company owns most of the major power plants within its service area. As a commercial entity, the North China Power Group Company manages and owns most of the power assets in its territory including generation and distribution facilities. The geographical extent of its service area makes North China Power Group Company one of the largest power operating entities in the PRC.

     The Luannan Power Purchase Agreement has an initial term of 20 years from the date of commercial operation of the Luannan Facility. The electricity price is established through a formula provided in the applicable Pricing Document (herein so called) which is separate from, but incorporated by reference in, the Luannan Power Purchase Agreement. According to the formula contained in the Pricing Document, the power price is comprised of fixed and variable components that may be adjusted, subject to the approval of the Tangshan Municipal Price Bureau, to reflect changes in coal costs, depreciation of plant and equipment and financing expenses. Certain components of the power price calculation may be adjusted to reflect local and U.S. inflation and foreign exchange rate fluctuation in order to mitigate the Luannan Facility's exposure to inflation and currency risks. Although it is anticipated that the Luannan Facility will apply annually for changes in rates, under the Luannan Power Purchase Agreement it has the right to request a determination of a new power price whenever it determines that changes in the price components require a new determination. There are pass-through provisions in the pricing formula for increases or decreases in the cost of coal against an index cost that is stipulated in the Pricing Document, and the pricing formula also has provisions for pass-through or make-whole calculations relating to certain construction capital cost items. The tariff is paid in Renminbi (the currency of the PRC) and is required to be paid every 30 days by the North China Power Group Company.

     The owners of the Luannan Facility currently intend to make application to the Tangshan Municipal Price Bureau for determination of the initial tariff under the pricing formula contained in the Pricing Document for the Luannan Power Purchase Agreement during the second quarter of 1999.
There can be no assurance that such tariff will allow the Luannan Facility to generate sufficient revenues to meet outstanding debt obligations regarding
the   Luannan Facility,  or that   any subsequent applications  for an
increase in the tariff will be approved  by the Tangshan Municipal Price
Bureau.

     SALES OF STEAM. The Company currently believes that the Luannan Facility will sell approximately 350,000 tons per year of steam for process and the equivalent of approximately 360,000 gigajoules per year of steam for heating to certain Luannan County enterprises and local industries. The Company currently believes that the Luannan Facility will be the single largest centralized heat supplier in Luannan County.

     ENGINEERING, PROCUREMENT AND CONSTRUCTION CONTRACT. Harbin Power Engineering Company Limited (the "Luannan EPC Contractor") is the engineering, procurement and construction contractor for the Luannan Facility. The Luannan EPC Contractor has extensive engineering, procurement and construction experience in the power industry in the PRC and other countries.
Chinesemanufactured equipment and materials and Chinese labor are being utilized to the maximum extent possible in order to lower the costs of the Luannan Facility and the sale price of electricity.

       OPERATIONS AND MAINTENANCE. Pursuant to the Luannan Operations & Maintenance Contract (the "Luannan O&M Contract"), operations and maintenance
services for the Luannan Facility will be provided   by   Duke/Fluor  Daniel
International Services ("Duke/Fluor"). The Luannan O&M Contract provides for a recovery of costs by Duke/Fluor plus incentive payments based upon the performance of the Luannan Facility. Duke/Fluor is a general partnership formed in 1994 by affiliates of Duke Power Company and Fluor Corporation for the purposes of providing services to the solid fuel power generation market. Duke/Fluor is actively engaged in the operation and maintenance of electric generation facilities throughout the world. Pursuant to the Luannan O&M Contract, almost all of the personnel will be trained PRC technicians who will work under close supervision of Duke/Fluor's managers.

     COAL SUPPLY. The Company currently believes that the Luannan Facility will use approximately 450,000 metric tons of coal per year. The principal fuel supply for the Luannan Facility will come from the Qianjiaying Mine, which is owned and operated by Kailuan Coal and is located 30 kilometers from the Luannan Facility. Kailuan Coal, a state-owned coal mining company, has approximately 5.0 billion metric tons of coal reserves in the Tangshan area and produces approximately 18 million metric tons of coal per year. Kailuan Coal has committed to supply up to 300,000 metric tons per year of coal from the Qianjiaying Mine to the Luannan Facility for ten years. The remaining coal requirements for the Luannan Facility will be supplied by other mines in the region.

     THE NEPAL FACILITY

     GENERAL.   The Nepal Facility (herein so called) is located on  the
upper Bhote Koshi River in Nepal, approximately 110 kilometers from Kathmandu, Nepal. The Nepal Facility is currently under construction. It will be comprised of a 36 megawatt run of-theriver power plant; thus it will not have a large dam and reservoir, but rather, a small diversion structure, and will produce electricity in accordance with the river flow. The switchyard and a separate 48 kilometer transmission line that will transmit the power generated by the Nepal Facility to a sub station in Bhaktapur, Nepal, will be built by the Nepal Electricity Authority (the "NEA"), the state owned utility prior to completion of the Nepal Facility. The Company and an investment partner indirectly own 75% of the Nepal Facility. Cash flow attributable to the Company's and its investment partner's aggregate interest in the Nepal Facility will be allocated 85% to such partner and 15% to the Company's wholly owned subsidiary until such partner achieves a 20% internal rate of return, and 90% to the Company's subsidiary and 10% to such partner thereafter.

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

   During August, 1998, a major flood occurred in the upper Bhote Koshi River basin and as a result, the Nepal Facility is now expected to reach commercial operation in approximately September 2000, which constitutes a delay of six to eight months from the initial projected date of commercial operation, although this delay may be reduced through implementation of a mitigation program. The Nepal Project has insurance coverage for a substantial portion of the loss, including business interruption coverage. This delay in the commercial operation date is not expected to cause any termination or other
default event under the  applicable power purchase agreement.   In this regard,
the Nepal Project has provided notice to the Nepalese Government and the Nepal Electric Authority that it intends to seek appropriate schedule and cost relief afforded it pursuant to the applicable force majeure provisions under various project agreements, in addition to any insurance proceeds received.

     The Company does not believe that the delay in commercial operation of the Nepal Facility or the VAT imposed on certain capital items of the Nepal Facility will cause a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

     SALES OF POWER. The Nepal Facility will sell power to the NEA pursuant to the Nepal Power Purchase Agreement (herein so called). The Nepal Power Purchase Agreement will terminate 25 years from the date of commercial operation of the Nepal Facility. Upon the termination of the Nepal Power Purchase Agreement, 50% of the ownership of the Nepal Facility will be transferred to the NEA for a nominal sum. Payment under the Nepal Power Purchase Agreement will equal the product of a tariff rate of U.S.$0.060 per kilowatt hourin 1995 prices escalated by 3% per annum for the first 15 years, and indexed thereafter to the U.S. Consumer Price Index rate and the total monthly electrical output delivered by the Nepal Facility subject to monthly deemed generation levels. The NEA will have the ability to dispatch the Nepal Facility at its discretion. However should the NEA dispatch the Nepal Facility below the monthly deemed generation level, the NEA will remain obligated to pay for the deemed generation. During the dry months of the year (mid-November to mid-May), the NEA has the option to purchase all electric power produced by the Nepal Facility even if it exceeds the deemed generation level. The NEA will not be required to purchase electrical output above the deemed generation levels during the wet months of the year (mid November to midMay). Payments under the Nepal Power Purchase Agreement will be denominated in U.S. dollars and paid in Nepalese rupees.

    ENGINEERING, PROCUREMENT AND CONSTRUCTION CONTRACT. China Gezhouba Construction Group Corporation for Water Resources and Hydropower ("China Gezhouba") is the engineering, procurement and construction contractor for the Nepal Facility. China Gezhouba is one of the largest construction firms in the PRC, with extensive experience in the construction of hydropower plants. China Gezhouba has engaged Harbin Electric Machinery Works ("Harbin"), based in Harbin China, to supply the turbine generators for the Nepal Facility. Harbin has supplied hydro units to a large number of hydroelectric plants in several countries in Asia, Europe, the Middle East and the United States.

     OPERATIONS AND MAINTENANCE. Harza Engineering Company International, L.P. ("Harza") will provide operations and maintenance services for the Nepal Facility pursuant to a contract with an initial term of five years from commercial operation, renewable for additional five-year periods. Harza has extensive experience in the planning, design, construction, and operation of power plants throughout the world.

     THE SITE. The Bhote Koshi River is a perennial stream fed by glaciers, snow melt and monsoons. The river drains an area of 2,132 square kilometers, mostly in the PRC. The mean annual flow at the proposed site was 66.4 cubic meters per second between 1965 and 1992. The Nepal Facility will be located in the Sindhupalchok zone of central Nepal, close to the PRC-Nepal border. The Bhote Koshi River rises to an elevation of 5,800 meters at Tang Pu, Tibet, PRC and flows south with a drop of 4,300 meters before reaching the project site. At the site, the river's slope is about 10 percent. The land at the site for the Nepal Facility is owned by the project company formed by the Company and its partners, and is subject to a mortgage lien as part of the financing for the Nepal Facility.

     COMPETITION

     The business of developing electric generating power plants is intensely
competitive.   The Company  and  its subsidiaries compete both  domestically
and internationally   with other independent  power  producers, including non-
regulated affiliates of utilities.

     Development of new power generation projects in foreign markets is difficult and expensive, and many competitors in these foreign markets have significantly larger capital resources and greater local market expertise than the Company. In addition, due to increased competition in the United States, there has been an increasing number of entrants into these foreign markets.

     In the United States, over the past decade, developing electric generating power plants has become a progressively more difficult, expensive and competitive process. Increased competition also has lowered profit margins of successful projects in the United States and abroad.

REGULATORY MATTERS

     REGULATION OF THE ELECTRIC POWER INDUSTRY IN THE UNITED STATES

     Projects of the Company located in the United States are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of its electricity generation facilities. Federal laws and regulations govern transactions by electric and gas utility companies, the types of fuel that may be utilized by an electric generating facility, the type of energy that may be produced by such a facility and the ownership of the facility. State utility regulatory commissions must approve the rates and terms and conditions under which public utilities sell electric power at retail and, under certain circumstances, purchase electric power from independent producers. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non utility electric power generation facilities. Energy producing projects located in the United States also are subject to federal, state and local laws and administrative regulations governing the emissions and other substances produced, discharged or disposed of by a facility and the geographical location, zoning, land use and operation of a facility.
Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws andregulations generally require that a variety of permits and other approvals be obtained before the commencement of construction or operation of an energy producing facility and that the facility then operate in compliance with those permits and approvals.

     FEDERAL AND STATE ENERGY REGULATION

     PURPA. PURPA and the regulations promulgated thereunder provide certain rate and regulatory incentives to an electric generating facility that is a qualifying cogeneration or small power production facility (a "QF" or " Qualifying Facility"). A cogeneration facility is a QF if it (i) sequentially produces both electricity and useful thermal energy that is used for industrial, commercial, heating or cooling purposes, (ii) meets certain energy efficiency and operating standards when oil or natural gas is used as a fuel source and
(iii) is not more than 50%-owned by an electric utility, electric utility holding company or an entity or person owned by either or any combination thereof. The Panda-Rosemary Facility and the Panda- Brandywine Facility are QFs.

     Under PURPA and the regulations promulgated thereunder, QFs receive two primary benefits. First, most types of QFs are exempt from most provisions of the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), and from most provisions of the Federal Power Act, as amended (the "FPA"), while all QFs are exempt from certain state laws relating to organizational, rate and financial regulation. Second, regulations promulgated by the FERC under PURPA require that (i) electric utilities purchase electricity generated by QFs, construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full "avoided costs" and (ii) the utilities sell supplementary, back-up, maintenance and interruptible power to the QFs on a just and reasonable and nondiscriminatory basis. PURPA and the regulations promulgated thereunder define "avoided costs" as the "incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source." Utilities may also purchase power from QFs at prices other than "avoided costs" pursuant to negotiations as provided by FERC regulations.

     Any merchant plant, if developed and constructed by the Company in the United States, probably would not qualify as a QF, but nonetheless probably would be exempt from most provisions of PUHCA by virtue of being an "exempt wholesale generator" or "EWG" (described below).

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

     The FERC has refused to disturb QF contract rates on two operating projects where estimates of a utility's avoided costs, calculated at the time the contracts were signed, were higher than the actual avoided costs at the time of delivery and the contract rates were not challenged at the time the contracts were signed and were not the subject of an ongoing challenge to the state's avoided cost determination. New York State Electric & Gas Corporation, 71 FERC 61,027, reconsideration denied, 72 FERC 61,067 (1995). This decision is currently the subject of a complaint filed in the United States District Court for the Northern District of New York. Relying in part on the FERC's regulations, a federal court of appeals has held that once a state commission has approved (by final and nonappealable order) a QF contract rate as being consistent with avoided costs, just, reasonable and prudently incurred, any action or order by the state commission to reconsider its approval or deny the passthrough of the QF's charges to the utility's retail customers under purported state authority is preempted by PURPA and the Federal Power Act. FREEHOLD COGENERATION ASSOCS., L.P. V. BOARD OF REGULATORY COMM'RS OF NEW JERSEY, 44 F.3D 1178 (3RD CIR.), CERT. DENIED SUB NOM., JERSEY CENTRAL POWER & LIGHT CO. V. FREEHOLD COGENERATION ASSOCS., L.P., 116 S. CT. 68 (1995).

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

     On May 29, 1996, filed with the State Corporation Commission of the Commonwealth of Virginia ("SCC") a request for authorization to institute a formal QF status monitoring program. On June 13, 1997, the SSC issued an order authorizing such a monitoring program. The order states that the monitoring program would apply to all QFs that have entered into power purchase agreements with Virginia Power. Under the program, QFs must submit to Virginia Power by July 1 of each year certain operational data from the previous year and indicate significant changes from previous years. Virginia Power must report to the SSC by October 1 of each year the results of Virginia Power's QF compliance evaluation. Virginia Power may seek a declaration from the FERC that a QF does not qualify under the FERC rules.

     The North Carolina Utilities Commission ("NCUC") has disallowed the pass-through to Virginia Power's North Carolina retail rates of a portion of capacity payments Virginia Power had been making to several non-utility generation plants. The capacity payment rates for the plants had been determined by an arbitrator and approved by the SCC. The NCUC found that bids from a 1988 solicitation (the "1988 Virginia Power Solicitation") were available at the time the contract was approved and should have been used, instead of arbitration, to determine Virginia Power's avoided costs. The NCUC ruled that rates in excess of the rates derived from bids received in the 1988 Virginia Power Solicitation were therefore disallowed in Virginia Power's North Carolina retail rates. The North Carolina Supreme Court upheld the NCUC's decision, saying that the NCUC had simply disallowed rates above avoided costs. North Carolina Utilities Comm'n
v. North Carolina Power, 338 N.C 412, 450 S.E.2d 896 (1994). The United States Supreme Court declined to review that decision.

     While the Rosemary Power Purchase Agreement with Virginia Power was not specifically approved by the SCC, the SCC did approve the 1988 Virginia Power Solicitation that resulted in the Rosemary Power Purchase Agreement. Although the NCUC used the 1988 Virginia Power Solicitation to determine the avoided costs in the North Carolina decision discussed above, there can be no assurance that it would not disallow the pass-through of the Rosemary Power Purchase Agreement rates, which arose from the 1988 Virginia Power Solicitation. If the NCUC were to disallow such pass-through, and if the courts were to allow the decision to stand, the Company believes that any such disallowance would affect only that portion of Virginia Power's rates allocated to its North Carolina retail customers. The Brandywine Power Purchase Agreement has been approved by both the Maryland and District of Columbia Public Service Commissions.

     The Company endeavors to develop its U.S. QF projects, monitor compliance by such U.S. QF projects with applicable regulations and choose its customers in a manner which minimizes the risks of losing QF status. Certain factors necessary to maintain QF status are, however, subject to the risk of events outside the Company's control. For example, loss of a thermal energy customer or failure of a thermal energy customer to take required amounts of thermal energy from a cogeneration facility that is a QF could cause the facility to fail to satisfy the criteria required for QF status regarding the level of useful thermal energy output. Upon the occurrence of such an event, the Company would seek to replace the thermal energy customer or find another use for the thermal energy that meets PURPA's requirements, but no assurance can be given that this would be possible.

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

     If a U.S. project which is a QF were to lose its QF status (because, for example, it lost its steam customer), the Company and its affiliates could attempt to avoid holding company status (and thereby protect the QF status of its other QF projects) on a prospective basis by restructuring its interests in such U.S. project. For instance, the Company could change its voting interest in the entity owning the nonqualifying project to nonvoting or limited partnership interests and sell the voting interest to an individual or company which could tolerate the lack of exemption from PUHCA, or by otherwise restructuring ownership of the project so as not to become a holding company. These actions, however, would require approval of the Securities and Exchange Commission (the "SEC") or a no-action letter from the SEC, and would result in a loss of control over the nonqualifying project, could result in a reduced financial interest therein and might result in a modification of the operation and maintenance agreement relating to such project. A reduced financial interest could result in a gain or loss on the sale of the interest in such project, the removal of the affiliate through which the ownership interest is held from the consolidated income tax group or the consolidated financial statements of the Company and its affiliates, or a change in the results of operations of the Company and its affiliates. Loss of QF status on a retroactive basis could lead to, among other things, fines and penalties being levied against the Company and its affiliates, and its subsidiaries and claims by utilities for refund of payments previously made.

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

     If EWG status is lost and cannot be regained, this could result in the Company or certain of its affiliates inadvertently becoming a public utility holding company by owning more than 10% of the voting securities of, or controlling, a facility that would no longer be exempt from PUHCA. As noted above, this could cause all of the Company's remaining U.S. projects which are QFs to lose their QF status, because QFs may not be controlled, or more than 50%-owned, by public utility holding companies. Loss of exemption from PUHCA could also trigger defaults under covenants to maintain exemptions from PUHCA.

     PUHCA. PUHCA provides that any corporation, partnership or other entity or organized group that owns, controls or holds power to vote 10% or more of the outstanding voting securities of a "public utility company" or a company that is a "holding company" of a public utility company is subject to regulation under PUHCA, unless an exemption is established or an SEC order declaring it not to be a holding company is granted. Registered holding companies under PUHCA are required to limit their utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company that is a subsidiary of a registered holding company under PUHCA is subject to financial and organizational regulation, including approval by the SEC of certain of its financing transactions. As discussed above, most types of QFs and all EWGs are exempt from most of the provisions of PUHCA. A foreign utility company is also exempt from most of the provisions of PUHCA if certain notice and other requirements are satisfied.

     FPA. Under the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be determined on either a cost-ofservice basis or a marketbased approach. If a QF in the Company's project portfolio were to lose its QF status, the rates set forth in the applicable power purchase agreement would have to be filed with the FERC and would be subject to initial and potentially subsequent reviews by the FERC under the FPA, which could result in reductions to the rates.

     Industry Restructuring Proposals. The United States Congress is currently considering legislation to repeal PURPA entirely, or at least to repeal the obligation of utilities to purchase from QFs. There is strong Congressional support for grandfathering contracts of existing QFs if such legislation is passed, and also support for requiring utilities to conduct competitive bidding for new electric generation if the PURPA purchase obligation is eliminated. Congress is also considering legislation to repeal PUHCA. Such repeal would remove restrictions from the Company, but would also remove restrictions from its competitors.

     The FERC and many state utility commissions are either studying or have adopted proposals to restructure the electric utility industry in the United States to permit utility customers to choose their utility supplier in a competitive electric energy market. The FERC has issued a final rule requiring utilities to offer wholesale customers and suppliers open access on their transmission lines, on a basis comparable to the utilities' own use of the lines. Although the rule (Order No. 888) is currently the subject of a petition for review in the Unites States Court of Appeals for the D.C. Circuit, all "public utilities" have already filed "open access" tariffs. The utilities contend that they should recover from departing customers their fixed costs that will be "stranded" if their wholesale customers choose new electric power suppliers. These stranded costs include the capacity costs utilities are required to pay under many QF contracts, which the utilities view as excessive when compared with current market prices for capacity. Many utilities are therefore seeking ways to lower these contract prices or terminate the contracts altogether, out of fear that their shareholders will have to bear all or part of such "stranded" costs. Some utilities have engaged in litigation against QFs to achieve these ends. The FERC's rule allows full recovery of "legitimate and verifiable" prudently incurred stranded costs at the wholesale level. However, the FERC has jurisdiction over only a small percentage of electric rates, and there is likely to be litigation over whether wholesale stranded costs are "legitimate and verifiable."

     In addition to restructuring proposals being considered by regulatory agencies, a number of bills have been introduced in the U.S. Congress to promote electric utility restructuring and deregulation of electric rates. These bills differ as to how and to what extent a utility's "stranded" or "transition" costs would be recoverable if current captive customers left the utility's system. The existence of this legislation may increase the desire of utilities to renegotiate, buy out or attempt to terminate existing power purchase agreements containing prices that the utilities believe will not be competitive in a short-term marginal cost electric energy market. In addition, if electric energy prices are deregulated, electric energy producers will have to sell electric energy at competitive market prices. In Virginia, a new law, which will take effect on July 1, 1999, provides for the recovery of "just and reasonable net stranded costs" (see discussion of stranded costs, above), which include "electric service contracts." Such recovery may be made only through either capped rates, established for a transition period, or through wire charges for the use of transmission lines to reach another supplier. Wire charges will be the sum of the difference between the utility's capped unbundled rates and projected market prices for generation, and any transition costs found to be just and reasonable by the SCC. All deferred wire charges must be paid in full by July 1, 2007.

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

     Independent power producers that are not QFs under PURPA are considered to be public utilities in many states and are subject to broad regulation by PUCs ranging from the requirement that certificates of public convenience and necessity be obtained to regulation of organizational, accounting, financial and other corporate matters. However, sales of electricity at wholesale in interstate commerce (as are currently contemplated by the Company regarding EWG merchant plants which it might develop in the U.S.), except in the region regulated by the Electric Reliability Council of Texas ("ERCOT") where FERC lacks jurisdiction, are subject to the exclusive regulatory jurisdiction of the FERC. In addition, states may assert jurisdiction over the siting and construction of such facilities, and over the issuance of securities and the sale or other transfer of assets by such EWG facilities.

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

     In the case of the PandaRosemary Facility, the Panda Rosemary Partnership is subject to a number of conditions imposed by the North Carolina Utilities Commission ("NCUC") pursuant to a Certificate of Public Convenience and Necessity ("CPCN"), including that the PandaRosemary Facility and the Rosemary Pipeline both be owned by the Panda-Rosemary Partnership, that the Panda Rosemary Partnership not transport gas for or sell or deliver gas to any other entity, that all electricity generated at the PandaRosemary Facility be sold to an electric utility and that all thermal energy produced at the Panda- Rosemary Facility be sold only to the textile mill to which steam and chilled water from the PandaRosemary Facility are currently delivered. On February 18, 1997, the Bibb Company ("Bibb") announced that it would sell the textile mill to Westpoint Stevens, Inc. ("Westpoint"). The closing of the sale was reported in the news media on February 21, 1997. If, in fact, Bibb is no longer the owner of the textile mill, the Panda- Rosemary Partnership is obligated to notify the NCUC and Virginia Power and the NCUC could order such further proceedings as it deemed appropriate, which proceedings could result in revocation of the CPCN or the imposition of other conditions

     NATURAL GAS REGULATION. The Company has an indirect 100% interest in and operates two natural gas-fired cogeneration projects in the United States, one of which is owned and one of which is under a long term lease financing arrangement. The cost of natural gas (other than debt costs) is ordinarily the largest expense of a gas-fired power project and is critical to the project's economics. The risks associated with using natural gas can include the need to arrange transportation of the gas across great distances, including obtaining removal, export and import authority if the gas is transported from Canada, the possibility of interruption of the natural gas supply or transportation (depending on the quality of the natural gas reserves purchased or dedicated to the project, the financial and operating strength of the gas supplier and whether firm or non-firm transportation is purchased), and obligations to take a minimum quantity of gas or pay for it (take-or-pay obligations).

     Pursuant to the Natural Gas Act, the FERC has jurisdiction over the transportation and storage of natural gas in interstate commerce. With respect to most transactions that do not involve the construction of pipeline facilities, regulatory authorization can be obtained on a selfimplementing basis. However, pipeline rates for such services are subject to continuing FERC oversight. Order No. 636, issued by the FERC in April 1992, mandated the restructuring of interstate natural gas pipeline sales and transportation services. The restructuring required by the rule includes (i) the separation ("unbundling") of a pipeline's sales and transportation services, (ii) the implementation of a straight fixedvariable rate design methodology under which all of a pipeline's fixed costs are recovered through its reservation charge,
(iii) the implementation of a capacity release mechanism under which holders of firm transportation capacity on pipelines can release that capacity for resale by the pipeline, and (iv) the opportunity for pipelines to recover 100% of their prudently incurred costs ("transition costs") associated with implementing the restructuring mandated by the rule.

     ENVIRONMENTAL REGULATIONS. The development, construction and operation of power projects in the United States is subject to extensive federal, state and local laws and regulations adopted for the protection of theenvironment and to regulate land use. The laws and regulations applicable to the Company and its subsidiaries primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, waste disposal and noise regulations. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. The following federal laws are among the more significant environmental laws that may apply to the Company and its domestic subsidiaries. In most cases, analogous state laws also exist that may impose similar, and in some cases more stringent, requirements on the Company and its subsidiaries.

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

     COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), requires the remediation of sites from which there has been a release or threatened release of hazardous substances and authorizes the United States Environmental Protection Agency to take any necessary response action at Superfundsites, including ordering potentially responsible parties liablefor the release to take or pay for such actions. Potentially Responsible Parties are broadly defined under CERCLA to include past and present owners and operators of such sites, as well as generators, arrangers and transporters of wastes sent to a site.

   REGULATION OF THE  ELECTRIC POWER INDUSTRY IN THE PRC.

     GENERAL. The PRC's electric power industry is regulated primarily by the State Economic and Trade Commission ("SETC") as successor to the Ministry of Electric Power ("MOEP") in conjunction with the State Development and Planning Commission ("SDPC") and other governmental agencies. For foreign investments in electric power projects in the PRC, such governmental agencies include the Ministry of Foreign Trade and Economic Cooperation of the PRC ("MOFTEC"), the SDPC, the State Administration of Foreign Exchange ("SAFE"), the State Administration of Industry and Commerce of the PRC (the "SAIC") and certain other agencies. Certain commercial and dispatch functions formerly exercised by the MOEP have been transferred to the State Power Corporation of China ("SP"). Pursuant to resolutions of the Ninth National People's Congress introduced in March 1998, the governmental functions of the MOEP were officially transferred to the SETC and MOEP was dissolved. National grid management, ownership of statefunded electric generating assets and development planning responsibilities will remain with the SP. The reorganization of the power industry in the PRC is still in process and will be accomplished over a period of time. The regulatory and approval authorities of the Central Government (herein so called) agencies are delegated to local provincial or city governmental agencies performing similar functions if the total amount of such foreign-invested projects does not exceed certain thresholds (denominated in U.S. dollars), although regulations promulgated by the MOEP in late 1997 and early 1998 (before its replacement by SETC) would base approval authority on a power project's unit size. However, it is unclear whether the provincial planning commissions and the SDPC are bound by or, if not, will follow these regulations.

     STATE ECONOMIC AND TRADE COMMISSION. As the governmental department responsible for the electric power industry, the SETC has assumed responsibility previously exercised by the MOEP and is responsible for formulating development strategies and policies for the electric power industry in the PRC, including investment, technical, and major production and consumption policies. In addition to formulating electric power industry planning in collaboration with the SDPC and other governmental agencies, the SETC (i) coordinates the development of the electric power industry, (ii) supervises the implementation of related national policies, decrees and plans and (iii) provides services to electric power enterprises. The SETC shares certain of its administrative responsibilities with the China Nuclear Industry Corporation and the Ministry of Water Resources with respect to nuclear-powered and hydro-powered electricity generating facilities, respectively.

     In an attempt to separate the regulatory and commercial functions of the electric power industry, the PRC State Council formally approved the establishment of the SP in January 1997. The SP is a stateowned legal entity with funds provided directly by the State Council (a body of the central government of the PRC). The SP serves as the PRC's principal investor in and/or operator of wholly or partially state-owned facilities in the PRC. It also is responsible for the operation of the inter-regional transmission facilities and the development of a national power grid. After the establishment of the SP, the MOEP continued (and the SETC now continues) to exercise the regulatory function over the Chinese electricity industry, but the MOEP's enterprise management function and its function to operate state assets were turned over to the SP. As part of the reform of the PRC power industry, the key policy of which is separation of regulatory functions from enterprise management, eventually provincial power bureaus will be dissolved and their regulatory function will be handed over to comprehensive economic administrative departments of provincial governments, while provincial power companies will be restructured to be independent legal entities responsible for their own profit and loss. This restructuring is already under way in Northeast China, and will eventually be implemented nationwide.

     STATE ADMINISTRATION OF FOREIGN EXCHANGE. The SAFE is responsible for administration of foreign exchange in the PRC. It formulates and oversees the implementation of foreign exchange regulations applicable to foreign investment enterprises ("FIEs"). The relevant approval authorities consult the SAFE in respect of foreign exchange matters relating to FIEs. The SAFE is also responsible for monitoring the interbank foreign exchange system.

     REGIONAL, PROVINCIAL AND LOCAL POWER BUREAUS. The SETC directly oversees the five interprovincial power groups (the "Regional Power Groups") and the eight independent provincial and two special administrative region power companies ("Provincial Power Companies") in the PRC, all of which are subsidiaries of the SP. The Regional Power Groups (i) manage their respective regional power grids, (ii) dispatch the power plants connected to such grids either directly or indirectly through lower level power companies, and (iii) supervise the power companies at lower administrative levels. The Regional Power Groups also act through power companies which develop, construct, own and operate certain power plants and transmission facilities within their respective territories. The key personnel of the Regional Power Groups are appointed by the SETC and the key personnel of the Provincial Power Companies are appointed by the provincial governments in consultation with the SETC.

     A similar structure exists for the Provincial Power Companies under the Regional Power Groups and the Provincial Power Companies directly owned and managed by the SP. Each Provincial Power Company manages its provincial power grid and dispatches the power plants connected to such grid to meet local demand. The Provincial Power Companies operate certain power plants and certain transmission facilities within their respective provinces. Cities and counties directly under the administration of the provinces may have power companies (together with the Regional Power Groups and the Provincial Power Companies, the "Power Companies") which perform, under the administration of the Power Company at the next higher level of government, similar functions within their respective jurisdictions.

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

     The Power Law states that independent power companies shall be granted grid access upon their request, and provides that the on-grid price of electricity shall be implemented on the basis of "the same price for the same quality on the same grid." The Power Law lists the criteria to be applied in the determination of tariffs as including reasonable compensation for costs, reasonable profits, inclusion of taxes in accordance with law, firm adherence to the principle of equitable sharing of burdens, and promoting electric power construction. The law delineates the approval process for on-grid tariffs and makes a distinction between the approvals required for regional/provincial grids. The Power Law reiterates the position of the Central Government of the PRC that entities involved in the construction of power plants, power generation and grid operation are autonomous and assume sole responsibility for their own profits and loses.

     RATE SETTING MECHANISMS. Rates for electricity produced by power plants that the SP directly or indirectly owns and manages are  generally
set  by  the  Central Government, thus   most electricity has historically been
purchased from power plants at such rates. For certain power plants with local government, China Huaneng Group or foreign investment, such as the Luannan Facility, rates are set on the basis of discussions between such power plants, the power purchaser and the relevant provincial pricing bureau.

    In the case of power plants owned and managed directly or indirectly by the SP, customers purchase electricity from the Power Companies at each level of the administration of the PRC at rates determined by the Central Government of the PRC, which vary according to the category and location of the user. The rates set by the Central Government have traditionally been maintained at a low level, requiring the subsidization of the electric power industry by the Central Government. One of the stated goals of the Power Law (as described above) is to reform power pricing to be consistent with the development of the market economy. Trial implementation has commenced in several cities of a time-sharing pricing policy which charges consumers higher rates for peak load periods and lower rates for off-peak load periods. North China Power Group Company has adopted a similar program in its service area. Allowing the market to influence the setting of power rates is intended to provide incentives for greater efficiency in energy production, reduction of energy use per unit of industrial output and promotion of conservation technologies.

     TRANSMISSION AND DISPATCH. The main system for the dispatch, transmission and distribution of electric power in the PRC consists of the five interprovincial power grids managed by their respective Regional Power Groups and the eight provincial and two autonomous region power grids managed by the Provincial Power Companies.

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

     All electricity produced in the PRC is dispatched by the Power Companies, except for that generated by units not connected to a grid. The grids and the electric power dispatch to each grid are administered by dispatch centers ("Dispatch Centers") operated by the Power Companies. Prior to November 1993, such electric power dispatch had been carried out pursuant to MOEP guidelines. In order to achieve more efficient and rational dispatch of electric power, the State Council issued, with effect from November 1, 1993, the Regulations on the Administration of Electric Power Dispatch to Networks and Grids (the "Dispatch Regulations"). The Dispatch Regulations are the first nationwide regulations in the PRC governing the dispatch of electric power. Under the Dispatch Regulations, Dispatch Centers were established at each of five levels: the National Dispatch Center, the Dispatch Centers of the Regional Power Groups, the Dispatch Centers of the Provincial Power Companies, the Dispatch Centers of the Power Companies of municipalities under provinces and the Dispatch Centers of the county Power Companies. Dispatch Centers are charged with setting production levels for the various power plants connected to the grid. To effect this determination, each power plant receives on a daily basis from its local Dispatch Center an expected hour-by-hour output schedule for the following day, based on expected demand, the weather and other factors.

     The Dispatch Regulations provide that the Dispatch Centers must dispatch electric power according to, among other things, (i) power supply agreements entered into between a Power Company and certain large or primary electricity customers, where such agreements take into account the electric power generation and consumption plans formulated annually by the Central Government and set forth in the applicable State Plan, (ii) agreements entered into between a Dispatch Center and each power plant subject to its dispatch, (iii) interconnection agreements between Power Companies and (iv) actual conditions of the grid, including equipment capabilities and safety reserve margins.

  REGULATION OF ELECTRIC POWER INDUSTRY IN NEPAL

     GENERAL.  The regulatory framework for private sector power generation
in Nepal primarily is based on legislationenacted  by its    Parliament in
1992 and 1993. The legislation provides for the licensing of private parties to construct, own, and operate hydroelectric power projects for a time period of up to 50 years. Projects that are more than 50% owned by foreign companies will be automatically transferred, without compensation, to His Majesty's Government of Nepal ("HMGN"), after the expiration of the license.

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

     TRANSMISSION SYSTEM. The transmission system in Nepal consists of 33 kilovolt, 66 kilovolt and 132 kilovolt transmission lines. The 132 kilovolt, singlecircuited 1,178 mile Integrated Nepal Electric Power System is Nepal's most extensive transmission mechanism, and is connected to India. Nepal also has a 33 kilovolt, singlecircuit system that measures 1,216 kilometers; a 66 kilovolt, singlecircuit system of 179 kilometers; a 66 kilovolt double-circuit system of 153 kilometers; and a 132 kilovolt, doublecircuit system of 27 kilometers. Under the applicable project agreements, the NEA has the responsibility of building a 48 kilometer transmission line connecting the Nepal Facility to an NEA substation.

     FOREIGN EXCHANGE. The Ministry of Finance has primary responsibility for the regulation of foreign exchange in Nepal. Nepal increased its foreign exchange reserves from approximately US$ 270 million in the early 1980s to approximately US$ 600 million in1996. The Nepalese rupee exchange rate is pegged against the Indian rupee - a reflection of the high degree of integration between the two economies.

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

     PRC ENVIRONMENTAL REGULATIONS. The Luannan Facility is subject to various PRC environmental laws and regulations which are administered by both Central Government of the PRC and local government environmental protection bureaus. Approval or review by the relevant environmental protection bureaus is required at each of the project proposal, feasibility study, design and commissioning stages of a project. Filing of an environmentalimpact statement or, in some cases, an environmental impact assessment outline is required before the planning commission for the same level of government can issue its approval. The filing must demonstrate that the project conforms to applicable environmental standards. Approvals and permits generally have been issued for projects utilizing modern pollution control technology. Pollution sources are also required to report their pollution discharges in terms of types and amounts of pollutants discharged into the water and air, and to secure discharge permits for their wastewater discharges, airborne emissions and solid waste shipments to ensure compliance with relevant emissions standards.

     The PRC's environmental laws and regulations establish standards for the discharge of emissions into the air and water. The rules set forth schedules of base- level discharge fees for various polluting substances and specify that, if such levels are exceeded, the polluting entity will be required to pay an excess discharge fee to the local government. The local environmental rules do not make it a violation to exceed these limits, but rather set forth a set of graduated scale of fees that are required for each incremental unit of excess discharge. Up to a certain level, as the discharge levels increase, the fee per unit also increases. Above a certain limit, local governments may issue orders to cease or reduce such discharge levels which, if not complied with, will after three years from the date of the order, result in an annual increase of 5% in the pollution fees assessed. Where pollution is causing environmental damage, the local governments also have the authority to issue orders requiring the polluting entities to cure the problem within a certain period of time.

     MOEP previously established technical standards for environmental monitoring and exercised certain disciplinary functions with regard to environmental compliance in connection with the construction and operation of power plants. Environmental protection equipment is required to be designed, installed and commissioned in tandem with the design, construction and commissioning of the generator or plant. Before commencing operations, each plant or generator must be tested and qualified with regard to emissions levels and abatement equipment.

     Nepal Environmental Regulations. The Nepal Facility is subject to certain environmental laws and regulations which are administered by HMGN. For example, the Environmental Impact Assessment Guidelines for the Forestry Sector, 1995, applies to the Company's construction efforts in Nepal. Among other things, an independent environmental impact assessment was required pursuant thereto, as well as other ongoing compliance actions. In addition, the Nepal Facility is subject to the Water Resources Act, which establishes certain pollution tolerance limits for water resources as well as quality standards for various uses of water resources. As part of the financing of the Nepal Facility, the Company is required to comply with World Bank environmental standards.

EMPLOYEES

     At December 31, 1998, the Company and its subsidiaries had no employees.

      Robert W. Carter is Chairman of the Board, Chief Executive Officer and one of two directors of the Company. Janice Carter is Executive Vice President, Secretary and Treasurer of the Company, and is married to Robert W. Carter. Todd Carter is the Senior Vice President, International Business Development of the Company, and is the son of Robert W. and Janice Carter.Otherwise, no family relationships exist among the directors and executive officers of the Company.

     All executive officers of the Company are elected annually by the Board of Directors of the Company to serve in such capacities until their successors are duly elected and qualified.

YEAR 2000

     The Company is evaluating its information and non-information technology systems to identify those systems within each operations group that require modification to address the so called Year 2000 ("Y2K") problem. The Company is also assessing possible risks posed by third party technology system non compliance. These review processes have progressed to various stages of identification and with varying results depending on the type and age of the hardware or software item being evaluated and the material nature of the thirdparty relationship. Overall, the Company's operations groups have made progress in their evaluations and are well into implementation of solutions to address the issue as well as developing contingency plans.

     Based on internal analysis, the Company does not anticipate that the costs to achieve full Y2K readiness company-wide will be material. This estimate includes expected costs to make its businesss Y2K ready, but not necessarily the costs associated with post-Y2K corrective actions or damage, if any. The Company expects to fund these expenditures through internal sources.

     The Company is still in the process of identifying and testing appropriate contingency plans addressing emergency operations, disaster recovery, data preservation and business continuation plans, and intends to have them in place by the fourth quarter of 1999. In the end, as the Commission noted in its release on the Y2K subject, it is difficult to predict with certainty what truly will happen after December 31, 1999. However, based on evaluations performed by the Company to date and the ongoing remediation efforts and within the context of the risks identified by the Commission in its release, the Company believes that Y2K issues will not materially affect its facilities, services or competitive conditions, and that the costs of addressing Y2K issues will not materially impact future consolidated operating results, financial conditions or cash flows.No assurance can be provided, however, that Y2K problems will not have a material impact on the Company and readers should consider this risk factor when reviewing the Company's business.

Item 2. PROPERTIES.

     The information regarding the properties of the Company is set forth under
Item 1. Business above and in the Notes to Consolidated Financial Statements included in Part II hereof. The Company's principal office, located at 4100 Spring Valley, Suite 1001, Dallas, Texas 75244, is leased by PEII, which lease expires May 2001.

Item 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings. However, subsidiaries of the Company are claimants or defendants in various legal proceedings which have arisen in the ordinary course of business. The Company believes such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business, financial condition of results of operations of the Company and its subsidiaries, taken as a whole.

HEARD PROCEEDINGS

     PEC is a party to a lawsuit captioned PANDA ENERGY CORPORATION, PLAINTIFF
V. HEARD ENERGY CORPORATION, CLF ENERGIA Y ELECTRICIDAD, S.A., ROBERT A. WOLF, ARMIN ALEXANDER BUDZINSKY, EDWARD R. GWYNN, DONALD L. KINNEY, MORGAN STANLEY & CO., INC., ALLSTATE INSURANCE COMPANY, ALLSTATE LIFE INSURANCE COMPANY, ENTERGY CORPORATION, ENTERGY ENTERPRISES, INC., ENTERGY POWER, INC., ENTERGY POWER DEVELOPMENT CORPORATION, ANIL DESAI, DRS. IR. POERWANTO P., AND PT PANCA SERODJA PRADHANA, DEFENDANTS, (No. 94-0672J), District Court of Dallas County, Texas (191st Judicial District). PEC initiated this litigation in April 1994 and alleges that defendants Wolf, Gwynn and Kinney, former PEC employees, formed a competing company (Heard Energy Corporation) and misappropriated certain of PEC's international power project opportunities. PEC alleges that the other defendants knowingly participated, collaborated and/or conspired in the misappropriation. PEC alleges causes of action for misappropriation, conspiracy, fraud, breach of contract, breach of fiduciary duty and legal malpractice against one or more of the defendants and alleges damages in an unspecified amount.

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

     Defendants Heard Energy Corporation, Wolf, Gwynn, Kinney and Budzinsky (the "Heard Defendants") also filed a counterclaim during November 1994 against PEC and a third-party claim against Robert Carter and Janice Carter, alleging that PEC, Robert Carter and Janice Carter negligently made certain misrepresentations and that they incurred damages in the amount of approximately $5.0 million as a result of these misrepresentations. In both the counterclaim and the thirdparty claim, the Heard Defendants further allege that PEC, Robert Carter and Janice Carter violated a confidentiality order relating to certain documents produced by the Heard Defendants during the discovery phase of this action by misappropriating confidential information in these documents for the purpose of gaining a competitive advantage over Heard Energy Corporation. The Heard Defendants seek $5.0 million in damages as well as unspecified "exemplary" damages based on this alleged violation. PEC believes that the Heard Defendants' claim is without merit.

     On March 15, 1996, all of the defendants filed motions for summary judgment, and by letter dated April 30, 1996, the court advised all counsel that it intended to grant the defendants' motions for summary judgment. This order was entered on June 19, 1996.

     PEC appealed the court's order. On October 22, 1998, the Court of Appeals Fifth District Court of Texas ruled in favor of PEC and reversed the trial court's summary judgment and remanded the case back to the trial court. The Heard Defendants appealed this ruling to the Texas Supreme Court. On February 25, 1999, the Texas Supreme Court denied such appeal.

     The Company and PEC do not believe that the counterclaims or third-party claims have any merit, nor does the Company believe that these claims, if eventually decided adversely to PEC, would have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

BRANDYWINE PROCEEDING

     On June 26, 1996, certain plaintiffs commenced a proceeding against the Panda-Brandywine Partnership and one of its contractors (as well as other subcontractors) captioned Jeannine McConnell, McConnell Pool Service, Inc. and McConnell Fuel Oil, Inc. v. PandaBrandywine, L.P. and Flippo Construction (Case No. CV 96-1344) in the Circuit Court for Charles County, Maryland. In this proceeding, plaintiffs allege that in connection with the construction of an effluent water pipeline, a contractor for the PandaBrandywine Partnership, Flippo Construction ("Flippo") (and its subcontractors) and the PandaBrandywine Partnership left their easement and inadvertently trespassed on to plaintiffs' property. While on plaintiffs' property, Flippo (and its subcontractors) and the PandaBrandywine Partnership allegedly dug a deep and wide hole which extended onto the plaintiff's property to locate a buried pipe. Plaintiffs allege that this trespass damaged the property, decreased its fair market value and resulted in loss of use thereof. The PandaBrandywine Partnership settled this case for a minimal amount of damages in October 1998.

     The Company does not believe that the settlement of this proceeding will have any material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole, or the PandaBrandywine Partnership.

BIBB/WESTPOINT STEVENS PROCEEDINGS

     In April 1998, Panda Rosemary Corporation, the general partner of the Panda-Rosemary Partnership and a whollyowned subsidiary of the Company, filed suit in federal court charging the Bibb Company ("Bibb") and Westpoint Stevens, Inc. ("Westpoint") with violating a contractual agreement in the sale of a textile mill in 1997 and in the operation of the mill since that time. The Rosemary facility supplies steam and chilled water to the textile mill under a contract originally signed with Bibb. Westpoint acquired the textile mill from Bibb in 1997. The suit asked the court to determine and clarify the rights of the parties to the contract. The federal court dismissed this action in June 1998 and Westpoint and Bibb filed a separate suit in state court in Halifax County, North Carolina shortly thereafter, claiming, among other things, breach of contract in regard to the delivery of steam. On October 27, 1998, an affiliate of Panda Rosemary Corporation filed suit in state court in Dallas County,Texas against Westpoint and Bibb seeking various damages regarding the contract. In January 1999, the state court in Halifax County stayed the action in such court. In February 1999, Westpoint and Bibb moved to stay the action in the Dallas County court. Panda Rosemary Corporation and its affiliates intend to vigorously pursue their claims against Bibb and Westpoint in these court actions. Panda Rosemary Corporation continues to provide steam and chilled water to the mill. The Company does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

NATIONAL DEVELOPMENT AND RESEARCH CORPORATION PROCEEDING

     On October 14, 1997, Panda Global Energy Company, a wholly owned subsidiary of the Company ("PGE"), commenced a proceeding in the District Court of Dallas County, 101st Judicial District captioned Panda Global Energy Company v. National Development and Research Corporation and Robert E. Tang, Case No. 97-9315-E. PGE's petition sought a declaratory judgment for the termination of various agreements between PGE and National Development and Research Corporation ("NDR") regarding the development of power projects in the PRC. On December 9, 1997 NDR filed a counter claim against PGE and Robert W. Carter asserting that, among other things, such agreements are still in effect and that NDR is entitled to certain payments thereunder. The Company does not believe that an adverse result in this proceeding would have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                           PART II

Item 5.   MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

     There  is  no established market for the Company's Common
Stock, $.01 par value, all of which is owned by PEII. The Company has not paid cash dividends on shares of its capital stock since its inception. The indenture governing the Company's Guarantee of the 12 1/2% Senior Secured Notes due 2004 of Panda Global Energy Company imposes certain restrictions on the Company's ability to declare or pay cash dividends to PEII and make certain distributions on its capital stock. See "Managementss Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  SELECTED FINANCIAL DATA.


                     SELECTED FINANCIAL DATA
                  (in thousands, except ratios)


            Presented below are selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 1998, which have been derived from the Company's financial statements. The selected financial data should be read in conjunction with the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere herein.

                                                                                   YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                               1994           1995           1996          1997          1998
                                                            ------------  -------------  ------------  ---------------------------
               REVENUE:
               Electric capacity and energy sales:.......    $ 30,664      $ 29,859       $ 32,274       $65,005       $78,252
               Steam and chilled water sales.............         650           473            502           624           695
               Interest income...........................         603           895          1,518         8,050         7,698
                                                             --------      --------       --------      --------      --------
                     Total revenue.......................      31,917        31,227         34,294        73,679        86,645

               EXPENSES:
               Plant operating expenses..................       8,940         9,348         12,050        26,245        25,583
               Development and administrative expenses...       1,779         2,550          5,187        11,580        16,909
               Interest expense..........................      11,018        11,716         19,414        55,329        57,199
               Depreciation..............................       4,208         4,210          5,532        11,575        12,201
               Amortization-- Debt issuance costs........         600           554            494         1,418         1,656
               Amortization-- Partnership formation costs         533           533            533            --            --
                                                             --------      --------       --------      --------      --------
                     Total expenses......................      27,078        28,911         43,210       106,147       113,548

               Income (loss) before taxes and minority
                  interest...............................       4,839         2,316         (8,916)      (32,468)      (26,903)
               Minority interest.........................      (5,700)       (5,048)        (2,405)           --            --
               Deferred tax benefit......................          --            --             --            --        25,000
                                                             --------      --------       --------      --------      --------
               Income (loss) before extraordinary items..        (861)       (2,732)       (11,321)      (32,468)       (1,903)

               Extraordinary loss, net(1)................          --            --        (21,336)           --            --
                                                             --------      --------       --------      --------      --------
                     Net loss............................    $   (861)     $ (2,732)      $(32,657)     $(32,468)     $ (1,903)

               OTHER DATA:
               Ratio of earnings to fixed charges(2).....        1.32x           (2)            (2)           (2)           (2)

                                                                                       DECEMBER 31,
                                                           ----------------------------------------------------------------------
                                                              1994          1995           1996           1997          1998
                                                           ------------  ------------  -------------  -----------   ------------

               BALANCE SHEET DATA:
               Cash and other current assets.............   $ 15,639      $ 11,339      $ 36,626       $112,067        $91,175
               Power plant and equipment (net)...........     96,136       220,145       268,725        293,008        391,867
               Reserves and escrow deposits,
                  and other assets.......................     15,477        15,471        40,119         86,807         58,100
                                                            --------      --------      --------       --------       --------
                     Total assets........................   $127,252      $246,955      $345,470       $491,882       $541,142

               Current liabilities.......................   $ 12,531      $ 18,457      $ 19,667       $ 25,994       $ 64,783
               Deferred revenue..........................         --            --            --         13,140         12,670
               Long-term debt (including capital lease
                  obligation), less current portion......    106,343       234,608       427,319        580,947        590,819
               Minority interest.........................     35,588        36,836            --          5,741          5,741
               Shareholder's deficit.....................    (27,210)      (42,946)     (101,516)      (133,940)      (132,871)
                                                            ========      ========      ========       ========       ========
                     Total liabilities and
                        shareholder's deficit............   $127,252      $246,955      $345,470       $491,882       $541,142


Notes (in thousands):

(1) In 1996, there was an extraordinary loss from early extinguishment of debt of $21,336.

(2) For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before minority interest, taxes and extraordinary items plus fixed charges exclusive of capitalized interest. Fixed charges consist of interest expense, capitalized interest and amortization of debt issuance costs. Earnings were insufficient to cover fixed charges in 1995 by $3,477, in 1996 by $19,971, in 1997 by $34,525 and in 1998 by $34,247. In 1994, 1995, 1996, 1997
and 1998, fixed charges included capitalized interest of $803, $5,793, $11,055, $2,057 and $7,344, respectively.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        (Dollar amounts are in thousands unless otherwise noted)

GENERAL

     The Company has interests in two completed electric power generation facilities in the United States: a 100% equity ownership interest in the Rosemary Facility, which began commercial operations in December 1990, and a 100% leasehold interest (through a capital lease arrangement) in the Brandywine Facility, which began commercial operations in October 1996. Prior to July 31, 1996, the Company owned a 10% equity interest in the Rosemary Facility. The Company also owns an approximately 83% indirect interest in the Luannan Facility currently under construction in China, financing for which was completed in April 1997. Additionally, the Company owns an indirect equity interest in the Nepal Facility currently under construction in Nepal, financing for which was completed in December 1997. The Company also has other projects under development. As discussed in Note 14 to the consolidated financial statements, the Company entered into a partnership concerning the Paris project in February 1999 and retained a 1% limited partnership interest in the project.

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


     1998 COMPARED TO 1997

     The Company recorded a net loss of $1,903 in 1998 on revenues of $86,645 compared to a net loss of $32,468 on revenues of $73,679 in 1997.
The increase in revenues in the 1998 period was primarily caused by increased operating revenues at the Rosemary and Brandywine facilities.

     Capacity revenues for the Rosemary Facility were $25,382 and $25,361 for 1998 and 1997, respectively. Energy revenues for the Rosemary Facility for 1998 and 1997 were $3,234 and $2,355, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to 1997. Capacity revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for 1998 and 1997 were $31,884 and $21,612, respectively. Capacity revenues for the Brandywine Facility for 1997 were lower than originally anticipated due to a disagreement with PEPCO over the calculation of the capacity payments. As discussed in Note 5 to the consolidated financial statements, the Company and PEPCO reached an agreement in October 1997 (which was finalized in July 1998) under which PEPCO paid approximately $3.8 million to the Company for the retroactive effect of higher capacity payments for the first nine months of 1997. The retroactive capacity payment, which was received in July 1998, is included in capacity revenues in 1998. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the agreement. Additionally, capacity revenues for 1998 are higher compared to 1997 as a result of excess capacity sales allowed under the PEPCO agreement and higher capacity ratings. Energy revenues from PEPCO for the Brandywine Facility for 1998 and 1997 were $12,068 and $11,905, respectively. The increase in energy revenues for the Brandywine Facility is attributable to higher dispatch levels at that facility compared to 1997. In addition to capacity and energy revenues from PEPCO, the Company earned revenues of $5,576 in 1998 from excess capacity and energy sales on a merchant basis from the Brandywine Facility as allowed under the PEPCO agreement. Also, in 1998 and 1997, the Company had energy revenues of $108 and $3,771, respectively, from the sale of natural gas and fuel oil to other purchasers.

     Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, decreased to $25,583 (30% of revenues) in 1998 from $26,245 (36% of revenues) in 1997. The higher level of 1997 expenses was primarily due to additional fuel costs related to low-margin sales of natural gas and fuel oil to other purchasers.

     Project development and administrative expenses were $16,909 (20% of revenues) and $11,580 (16% of revenues) for 1998 and 1997, respectively. The
increase  in 1998   was primarily attributable  to  legal expenses related
to the PEPCO agreement, the write-off of deposits and development costs of $3.7 million related to the Kathleen project, and higher administrative costs required to support the Company's expanding operations.

      Interest expense increased to $57,199 (66% of revenues) in 1998 from $55,329 (75% of revenues) in 1997 primarily as a result of the increase in outstanding indebtedness from the issuance of $145.0 million discounted principal amount of Senior Secured Notes in April 1997 for the Luannan Facility. Depreciation and amortization of debt issue costs amounted to $13,857 (16% of revenues) in 1998 and $12,993 (18% of revenues) in 1997. The increase in 1998 was attributable to capital improvements at the Rosemary and Brandywine Facilities and amortization of debt issue costs for the Senior Secured Notes issued in April 1997.

      In  1998, the Company recognized a deferred tax benefit  of $25,000.   The
benefit, which resulted from a reduction in the valuation allowance against deferred tax assets, was recognized because the subsequent sale of the Paris project will cause the likely future realization of a portion of the deferred tax assets.

      As a result of the various factors discussed above, the Company recorded net losses of $1,903 and $32,468 for 1998 and 1997, respectively.

      1997 COMPARED TO 1996

      The Company incurred a net loss of $32,468 in 1997 on revenues of $73,679 compared to a net loss before extraordinary item of $11,321 on revenues of $34,294 during 1996. The increase in revenues in 1997 was primarily caused by operations of the Brandywine Facility (which commenced operations on October 31, 1996) and by increased interest income, partially offset by a decrease in revenues at the Rosemary Facility. The 1997 results include operations of both the Rosemary and Brandywine facilities, whereas the 1996 results include operations of the Rosemary Facility for a full year and the Brandywine Facility for the final two months of 1996.

      For 1997 and 1996, capacity revenues for the Rosemary Facility were $25,361 and $27,204, respectively, reflecting a contractual decrease of $1,843. Energy revenues for the Rosemary Facility for 1997 and 1996 were $2,355 and $2,011, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to 1996. Capacity revenues and energy revenues from PEPCO for the Brandywine Facility for 1997 were $21,612 and $11,905, respectively. Capacity revenues for the Brandywine Facility for 1997 were lower than originally anticipated due to a disagreement with PEPCO over the calculation of the capacity payments. As discussed in Note 5 to the consolidated financial statements, the Company and PEPCO reached an agreement in October 1997 (which was finalized in July 1998) under which PEPCO paid approximately $3.8 million to the Company for the retroactive effect of higher capacity payments for the first nine months of 1997. The retroactive capacity payment, which was received in July 1998, is included in capacity revenues in 1998. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the agreement. Additionally, the Company had energy revenues of $3,771 from the sale of natural gas and fuel oil to other purchasers in 1997.

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

      Project development and administrative expenses were $11,580 (16% of revenues) and $5,187 (15% of revenues) for 1997 and 1996, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity ofthe Company's operations.

      Interest expense increased to $55,329 (75% of revenues) in 1997 from $19,414 (57% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds"), $105.5 million original principal amount of pooled project bonds ("Series A Bonds"), the capital lease financing for the Brandywine Facility and $145.0 million discounted principal amount of Senior Secured Notes issued in April 1997 for the Luannan Facility. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing in July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

      Depreciation, amortization of debt issue costs and amortization of partnership formation costs amounted to $12,993 (18% of revenues) in 1997 and $6,559 (19% of revenues) in 1996. The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

      For 1996, minority interest in net income was $2,405. There is no minority interest in 1997 due to the Company's acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in PandaRosemary. As a result of this acquisition, the Company owns 100% of Panda-Rosemary.

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

     For 1996 and 1995, capacity revenues were $27,204 in both periods and energy revenues were $5,070 and $2,655, respectively. Capacity revenues for the Brandywine Facility commenced in January 1997; accordingly, capacity revenues for 1996 and 1995 relate only to the Rosemary Facility. The increase in energy revenues is attributable to operations of the Brandywine Facility for the last two months of 1996, partially offset by a decrease in energy revenues at the Rosemary Facility which resulted from lower dispatch levels at that facility compared to 1995.

      Plant operating expenses, which include fuel cost, operation and maintenance expense, insurance and property taxes related to the Rosemary Facility (and the Brandywine Facility commencing October 31, 1996), increased from $9,348 (30% of revenues) in 1995 to $12,050 (35% of revenues) during the same period in 1996, primarily due to the inclusion of the costs of operating the Brandywine Facility for two months in1996. Because the Brandywine Facility earned no capacity revenues during its period of operation in 1996, plant operating expenses (and all other categories of expenses) were higher than normal as a percentage of revenues. Another significant cause of the increased plant operating expenses was the insurance deductible and other non-covered costs of approximately $700 relating to hurricane damage sustained in September 1996 at the Rosemary Facility as discussed below. Other factors contributing to the increase in plant operating expenses at the Rosemary Facility included additional scheduled maintenance costs and higher fuel costs relating to increased operation of the auxiliary boiler for steam and chilled water production.

      Project development and administrative expenses were $2,550 (8% of revenues) and $5,187 (15% of revenues) for 1995 and 1996, respectively. The increase in 1996 was primarily attributable to increaseddevelopment activity on the Luannan Facility and the commencement of commercial operations at the Brandywine Facility on October 31, 1996.

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

      On September 6, 1996, a transformer and two switches at the Rosemary Facility sustained damage from a hurricane. A substitute transformer was temporarily installed pending repair of the damaged transformer, which was substantially completed during the first quarter of 1997. The Company estimated the total cost to repair the Rosemary Facility (including substitute transformer rental costs) at approximately $2,450, all of which was covered by insurance except for deductible and certain non covered items in the amount of approximately $700. This event did not have a material adverse effect on the Company's financial condition or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES.

     In 1998 and 1997, the Company obtained cash from operations of the Rosemary Facility and the Brandywine Facility and from interest on cash balances. The Company utilized this cash to service its debt and capital lease obligations, make distributions to its parent to fund project development efforts, and for general and administrative expenses.

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

      The principal future cash requirement of the Company will be payment of its debt service and capital lease obligations. The Company will rely almost exclusively on distributions from Global Cayman and PIC to meet its cash requirements. Those entities in turn will rely almost exclusively on distributions from the project entities to meet their cash requirements. The project entities' ability to make such distributions will depend upon the financial performance of the Rosemary Facility, the Brandywine Facility, the Luannan Facility and the Nepal Facility and will be subject to a number of limitations on distributions contained in the project-level debt agreements. To continue its development activities, the Company will also require external financing. The Company is pursuing debt and equity financing to fund these activities. Also, as discussed in Note 14 to the consolidated financial statements, the Company entered into a partnership agreement concerning one of its merchant projects and received net proceeds of approximately $102 million, after repayment of project debt and escrowed funds, in exchange for partnership interests therin. The Company's restricted cash balances are available only for specific uses as stated in the indentures, such as payment of debt service obligations, project development, construction and maintenance, and are not available for general corporate purposes.

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

MARKET RISK DISCLOSURES

     The Company has limited exposure to financial market risks. The Company attempts, whenever possible, to hedge certain aspects of its projects against the effects of fluctuations in inflation, interest rates, foreign currency exchange rates and energy prices. Because of the complexity of hedging strategies and the nature of the Company's operations, its results, although significantly hedged, will likely be somewhat affected, and in certain cases, may be materially affected, by fluctuations in these variables and such fluctuations may result in material improvement of deterioration of operating results.

     The Company has generally structured the energy payments under its power generation sales contracts to adjust with similar indices as do its contracts with the fuel suppliers for the corresponding power plants. The Company currently consists primarily of businesses with long-term contracts. While the contract-based portfolio is expected to be an effective hedge against future energy and electricity market price risks, a significant portion of the Company's currently expected future revenues is anticipated to be derived from businesses without significant long-term revenue contracts. Increasing reliance on non-contract businesses in the Company's portfolio may subject the Company to potentially increasing electricity market price volatility.

     The Company has also used a hedging strategy in an attempt to insulate each plant's financial performance, where appropriate, against the risk of fluctuations in interest rates. Because the capacity payments at the Company's facilities are essentially fixed, the Company has attempted to hedge against interest rate fluctuations by arranging fixed rate financing. The Company's borrowings currently consist entirely of fixed rate obligations. There are no interest rate swaps or other hedging facilities related to these borrowings.
The Company has no derivative financial instruments in place as of December 31, 1998. The Company estimates that the fair value of its long-term debt securities would decrease in the aggregate by approximately 6% if interest rate levels increased by 10%. See Notes 7, 8 and 12 of the consolidated financial statements for additional information regarding the

Company's borrowings.

     The Company has certain exposure to changes in the foreign currency exchange rate for the Chinese renminbi. This exposure is limited during the construction phase of the Luannan Facility because the related debt and most construction expenditures are denominated in U.S. dollars. After the project commences commercial operations, the exposure will increase because a significant portion of the project's operating revenues and expenses will be denominated in the renminbi. However, certain components of the power price calculation may be adjusted to reflect local and U.S. inflation and foreign exchange rate fluctuations in order to mitigate the Luannan Facility's exposure to inflation and currency risks, and the operation and maintenance contract for the facility is denominated in dollars. Management currently believes that potential losses due to fluctuations in the Chinese currency will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     The Company has an investment in a joint venture in Nepal which has debt at both fixed and variable interest rates. The joint venture has interest rate derivative agreements, consisting of interest rate swaps, which serve as hedges against a portion of the variable interest rate exposure. Most of the debt is denominated in U.S. dollars; however, a portion of the debt is denominated in the German mark. The joint venture has no hedging facilities relating to the markdenominated debt. After commercial operations commence, the joint venture's foreign currency risk exposure will increase because a significant portion of the project's operating expenses will be primarily denominated in the Nepalese rupee. The project's operating revenues under the power purchase agreement are denominated in U.S. dollars. The Company uses the equity method of accounting for the joint venture. Management currently believes that potential losses to the joint venture due to fluctuations in interest rates and foreign currency exchange rates will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

YEAR 2000 MATTERS

     Set forth below is information regarding the Company's efforts to be prepared for problems associated with the potential inability of many existing computer programs and/or embedded computer chips to recognize the year 2000, both those in the Company's businesses and those that its businesses depends upon. Certain of these statements may constitute forward-looking information as contemplated by the Private Securities Litigation Reform Act of 1995, including those regarding the Company's expected readiness to handle Y2K problems, expected costs of remediation and testing, the future costs associated with business disruption caused by supplier or customer Y2K problems and the success of any contingency plans. The Company cautions that its predictions of the extent of potential problems and the effectiveness of measures designed to address them are based on numerous assumptions, including but not limited to the accuracy of statements or certifications from critical third parties and vendors, the ability to identify and remediate or replace embedded computer chips in affected equipment, and resouce availability, among other things, and readers should be aware that actual results might differ materially from those discussed below.

     The Company's approach to analyzing Y2K issues is to (1) inventory all systems and equipment likely to be affected, (2) perform an inventory assessment, (3) conduct remediations, (4) test all equipment and systems, and
(5) develop contingency plans to aid in business continuity.

STATE OF READINESS

     In 1998, the Company established a readiness program, led by a senior executive and consisting of a team of employees with extensive knowledge of the Company's businesses and processes, as well as outside consultants experienced in these areas who are being used as advisors to assit with third-party analysis and contingency planning. The Company estimates that it has identified the potential issues at substantially all of its generating facilities. These issues consist of potential problems in non-information technology (IT) areas such as distributed control systems, programmable logic control systems, gas and electricity metering systems, environmental emissions monitoring equipment, back-up power systems and telephone and security systems. Additionally, the Company estimates that it has identified the potential issues regarding the more traditional IT areas such as computer hardware and software programs for accounting and payroll, among others. The Company's generation plants are also significantly dependent on transmission and distribution systems to carry the electricity to the ultimate end users. Due to the interdependent nature of the electricity supply chain, the Company has extended its evaluation of Y2K issues to include key suppliers, customers, and vendors, and has sought written assurance from these parties as to their Y2K readiness. The Company expects to complete steps one through four, referred to above, by the end of the third quarter of 1999. The Company's businesses are currently working through planned programs in order to achieve Y2K readiness.

COSTS OF ADDRESSING Y2K ISSUES

     Based on internal analysis, the Company does not anticipate that the costs to achieve full Y2K readiness company-wide will be material. This estimate includes expected costs to make its business Y2K ready, but not necessarily the costs associated with post-Y2K corrective actions or damage, if any. The Company expects to fund these expenditures through internal sources.

RISKS OF Y2K FAILURES

     Failures by each of the Company's generation facilities to address Y2K issues may lead to numerical errors that, if not addressed or mitigated, may cause system malfunctions resulting in the inability to deliver electricty, among other things. There can be no assurance that Y2K issues will not materially adversely impact the Company's facilities, services, competitive conditions, operating results, financial conditions or cash flows. The Company's generating businesses may also be unable to deliver electricity because of the failure of the interconnected distribution companies to receive or transmit the electricity. In such instances of business interruption due to supplier or customer default, the Company will pursue all contractual remedies available to it to minimize the impact on its results of operations; however, there can be no assurance that, in all instances, the Company will be able to legally protect itself from damages arising from third-party Y2K failures. Because of the significant interdependency of the supplier chain, the Company cannot guarantee that services will be uninterrupted nor can it adequately predict a reasonably likely worst case scenario until substantially all of the testing phase is completed.

CONTINGENCY PLANS

     The Company is still in the process of identifying and testing appropriate contingency plans addressing emergency operations, disaster recovery, data preservation and business continuation plans, and intends to have them in place by the fourth quarter of 1999. The plans will be continously refined as new information becomes available.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements and Supplementary Data filed herewith begin on page F-1 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The number of members of the Board of Directors of Company has been set at two, but the number may be increased or decreased by the Board of Directors or the stockholders. Directors of the Company are elected annually and each elected director holds office until a successor is elected.
Robert W. Carter and Brian G. Trueblood are the current directors of the Company. All executive officers of the Company are elected annually by the Board of Directors of the Company to serve in such capacities until their respective successors are duly elected and qualified.

     The Certificate of Incorporation of the Company provides that the Company shall always have an individual serving as an "Independent Director" who shall have the right to vote or consent only on, and whose affirmative vote or consent shall be required with respect to, any decision by the Company or the Board of Directors of the Company to (i) file a bankruptcy petition, make an assignment for the benefit of creditors, apply for the appointment of a custodian, receiver or trustee for it or its property, consent to the filing of such proceeding or admit in writing to its inability to pay its debts generally as they become due; (ii) commence the dissolution, liquidation, consolidation, merger or sale of all or substantially all of its assets; (iii) amend the Certificate of Incorporation to broaden the purposes of the Company and in other respects; (iv) authorize the Company to engage in any activity other than those set forth in the Certificate of Incorporation; or (v) authorize any subsidiary with an Independent Director to take any action set forth in (i) through (iv). The Certificate of Incorporation of the Company provides that the Independent Director shall be a person who is not and has not been, for the five years preceding his election,
(i) a direct or indirect legal or beneficial owner of the Company or its affiliates (or a member of the immediate family of such owner), (ii) a creditor, supplier, officer, director, promoter, underwriter, manager or contractor of the Company or any of its affiliates (or a member of the immediate family of any such officer or director) or (iii) a person (or a member of the immediate family of a person) employed by the Company or any of its affiliates or by any creditor, supplier, employee, stockholder, officer, director, promoter, underwriter, manager or contractor thereof. The Independent Director may, however, serve in such capacity for other affiliates of the Company. In March 1999, Brian G. Trueblood was elected as the Independent Director of the Company.

     The following table sets forth the names and ages of the directors and the executive officers of the Company and their positions with the Company. Since the formation of the Company, each executive officer of the Company has held the same office(s) with the Company that he or she has held with each other corporation that is currently affiliated with the Company.

     NAME                      AGE         POSITION WITH THE COMPANY
     ----                      ---         -------------------------
     Robert W. Carter          60          Director, Chairman of the Board
                                           and Chief Executive Officer
     Darol S. Lindloff         60          President
     Janice Carter             56          Executive Vice President,
                                           Secretary and Treasurer
     Ralph T. Killian          52          Executive Vice President and
                                           Operations Manager
     Todd W. Carter            31          Senior Vice President,
                                           International Business Development
     Ted C. Hollon             48          Senior Vice President, Project
                                           Development
     L. Stephen Rizzieri       43          Senior Vice President and General
                                           Counsel
     Brian G. Trueblood        37          Independent Director

      ROBERT W. CARTER has been the Chairman of the Board and Chief Executive Officer of the Company since its formation and of PEII, an affiliate of the Company, since January 1995. Mr. Carter has held similar chief executive positions with PEC, a subsidiary of the Company, and PEC's subsidiaries since he founded PEC in 1982. Mr. Carter also is President of Robert Carter Oil & Gas, Inc., an oil and gas exploration company, which he founded in 1980. From 1978 to 1980, Mr. Carter was Vice President of oil and gas lease sales for Reserve Energy Corporation (an oil and gas exploration company). From 1974 to 1978, he served as a marketing consultant to Forward Products, Inc. (a petrochemical company). Mr. Carter was Executive Vice President of Blasco Industries (a chemical and textile manufacturer) from 1970 to 1974. He served as a sales representative and sales manager for Olin Mathieson Chemical Corporation (a petrochemical, pulp and paper company) from 1965 to 1970. From 1960 to 1965, he was a sales representative for Inland, Mead Paper Company in Atlanta. Mr. Carter attended the University of Georgia. Mr. Carter is married to Janice Carter and is the father of Todd Carter.

      DAROL S. LINDLOFF has been the President of the Company since its formation and was appointed President of PEII in February 1997. Prior thereto, he served as Senior Vice President, Project Development of PEII from January 1996. He served as Vice President of PEII from January 1993 to January 1996 in the capacities of Business Development, Technical Director and project Development. Mr. Lindloff served as Marketing Manager for PEC from October 1989 until January 1993. From December 1987 to October 1989, Mr. Lindloff established a regional office in Dallas for Southwest Research Institute (a research and development company) and served as Regional Director. From January 1986 to December 1987, Mr. Lindloff worked on the development of cogeneration facilities for Hawker Siddeley Power Engineering, Inc. (a British engineering company). During 1984 and 1985, he worked in the development of cogeneration facilities for Central & Southwest Corporation's subsidiary, C&SW Energy, Inc. (an energy company). Mr. Lindloff graduated from Southwestern University with a Bachelor of Science degree in organic chemistry.

      JANICE CARTER has been the Executive Vice President, Secretary and the Treasurer of the Company since its formation, has been the Executive Vice President, Secretary, Treasurer and a Director of PEII since January 1995 and has served in such capacities with PEC since its inception in 1982. From 1975 to 1980, Mrs. Carter was office manager of Reserve Energy Corporation. From 1969 to 1972, Mrs. Carter worked for University Computing, and from 1962 to 1968 she directed administration for the engineering department of Otis Engineering, a division of Halliburton International. Mrs. Carter also serves as Vice President and Secretary/Treasurer of Robert Carter Oil & Gas, Inc. Mrs. Carter attended Texas Tech University. Mrs. Carter is married to Robert W. Carter and is the mother of Todd Carter.

      RALPH T. KILLIAN has served as Executive Vice President and Operations Manager of the Company and PEII since March 1998 and served as Senior Vice President of the Company from its inception until March 1998 and of PEII from May 1994 until March 1998. Mr. Killian has overall responsibility for asset management which includes operations & maintenance, fuel, procurement and management, and power marketing for facilities. Mr. Killian also leads a group responsible for development of the Company's merchant plants in the United States. Between November 1989 and April 1994, Mr. Killian served as Vice President of Natural Resources for PEC. From 1988 to 1989, he was Senior Vice President of Texas Eastern Corporation (an energy company). >From 1969 to 1988, he held various natural gas marketing and engineering management positions with Amoco Corporation (an energy company) including Regional Natural Gas Marketing Manager for Amoco Production Company's Denver region. Mr. Killian graduated from the University of Florida with a Bachelor of Science degree in chemical engineering.

      TODD W. CARTER has served as Senior Vice President, International Business Development since October 1998, and before that, served in various capacities in the project development, finance and acquisition departments of PEII during the last eight years. Mr. Carter graduated from the University of Texas in 1990 with a Bachelor of Business Administration degree. Mr. Carter also serves as an officer of several significant subsidiaries of PEII.

      TED C. HOLLON has served as Senior Vice President, Project Development of the Company and PEII since August 1997. Prior to his current position, he served as Vice President of Construction for the Company from its inception until August 1997 and for PEII from March 1995 until August 1997. Mr. Hollon served as project manager for the Company's 230 megawatt Panda-Brandywine Facility from March 1993 until March 1995. Mr. Hollon previously held various positions with several prominent international engineering and construction companies such as Brown & Root International and CSR Serrine. Mr. Hollon has over 25 years of international construction experience. He earned a Bachelor of Science degree from Texas A&M University.

      L. STEPHEN RIZZIERI has been Senior Vice President and General Counsel of the Company and of PEII since March 1998. He was Vice President and General Counsel of the Company from its inception until March 1998 and of PEII from February 1997 until March 1998. Prior thereto, he served as Deputy General Counsel to PEII from April 1996 until February 1997. From 1993 until he joined PEII, he was Assistant General Counsel of ENSERCH Development Corporation, the independent power development affiliate of ENSERCH Corporation. From 1985 to 1993, Mr. Rizzieri served in various capacities with Sunshine Mining Company and its affiliated companies, most recently as Assistant General Counsel and Secretary. From 1981 to 1985, he served in various capacities with Woods Petroleum Corporation (which was purchased by Sunshine Mining Company in 1985) and its affiliates, most recently as President of Woods Securities Corporation. In 1980, Mr. Rizzieri served as Deputy General Counsel Enforcement Division, Oklahoma Securities Commission. Mr. Rizzieri earned a Bachelor of Arts degree from the State University of New York at Geneseo and a Juris Doctor degree from the University of Oklahoma.

     BRIAN G. TRUEBLOOD became the Independent Director of the Company in March 1997. He has served since February 1997, and also from September 1989 through August 1994, as a senior partner in the Dallas office of Lucas Associates (an Atlanta based executive search firm). From August 1994 to February 1997, Mr. Trueblood served as Vice President of TNS Partners, Inc. (a Dallas based retained executive search firm). Mr. Trueblood received a Bachelor of Science degree in general engineering from the United States Military Academy. Mr. Trueblood also serves as the Independent Director of various other subsidiaries of PEII.

Item 11. EXECUTIVE COMPENSATION.

     No cash, stock options or other non-cash compensation has been paid or is proposed to be paid in the current calendar year, or in the last completed fiscal year, to any of the officers and directors listed under
Item 10, Directors and Executive Officers of the Company, for their services to the Company. Mr. Trueblood is currently paid $1,000 annually by the Company for serving as the Independent Director of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     PEII owned beneficially, at March 25, 1999, one hundred percent (100%) of the issued and outstanding shares of the Company's common stock, $.01 par value, which is the only security entitled to vote for the election of the Company's directors. No director or officer of the Company owns any shares of any class of the Company's equity securities.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since the date of incorporation of the Company, there have been no transactions, and there currently are not any proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be party, in which the amount involved exceeds $60,000 and in which a director or executive officer of the Company, has a material interest. Additionally, there are no business relationships that currently exist or have existed since the date of incorporation of the Company, involving the Company, on the one hand, and any director of the Company (or an affiliate thereof), on the other hand. No director or executive officer of the Company has been indebted to the Company since the date of incorporation of the Company.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K.

          (a) The following documents are filed as a part o this Annual Report on Form 10-K:

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

          3.      EXHIBITS.

EXHIBIT
NUMBER        EXHIBIT DESCRIPTION
------        -------------------

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

4.04 Form of 12-1/2% Senior Secured Notes due 2004 of Panda Global Energy Company. (2)

4.05 Form of 12-1/2% Registered Senior Secured Note due 2004 of Panda Global Energy Company. (2)

4.06 Trust Indenture, dated April 22, 1997, between Panda Global Holdings, Inc. and Bankers Trust Company, as Trustee. (2)

4.07 First Supplemental Indenture, dated April 22, 1997, between Panda Global Holdings, Inc. and Bankers Trust Company, as Trustee. (2)

4.08 Trust Indenture dated July 31, 1996, among Panda Funding Corpora tion, Panda Interfunding Corporation and Bankers Trust Company, as Trustee. (1)

4.09 First Supplemental Indenture to Trust Indenture, dated July 31, 1996, among Panda Funding Corporation, Panda Interfunding Corpora tion and Bankers Trust Company, as Trustee. (1)

4.10 Second Supplemental Indenture to Trust Indenture, dated January 6, 1997, among Panda Funding Corporation, Panda Interfunding Corporation and Bankers Trust Company, as Trustee. (1)

4.11 Form of 11-5/8% Pooled Project Bonds, Series A due 2012 of Panda Funding Corporation. (1)

4.12 Form of 11-5/8% Pooled Project Bonds, Series A-1 due 2012 of Panda Funding Corporation. (1)

4.13 Registration Rights Agreement, dated July 31, 1996, among Panda Funding Corporation, Panda Interfunding Corporation and Jefferies & Company Inc. (1)

4.14 Collateral Agency Agreement, dated July 31, 1996, among Panda Interfunding Corporation, Panda Funding Corporation and Bankers Trust Company, as Trustee and Collat eral Agent. (1)

4.15 Subrogation and Contribution Agreement, dated July 31, 1996, among Panda Interfunding Corporation, Panda Funding Corporation and Panda Interholding Corporation and each PIC U.S. Entity that is a signatory thereto. (1)

4.16 Guaranty Agreement (PIC U.S. Entity Subsidiaries), dated July 31, 1996 by Panda Interholding Corporation in favor of Bankers Trust Company, as Collateral Agent for the benefit of the Secured Parties. (1)
10.01 PIC Loan Agreement, dated July 31, 1996, between Panda Funding Corporation, as Lender, and Panda Interfunding Corporation, as Borrower. (1)

10.02 Loan Agreement, dated July 31, 1996, between Panda Interfunding Corporation, as Lender, and Panda Cayman Interfunding Company, as Borrower. (1)

10.03 Promissory Note issued by Panda Interfunding Corporation on July 31, 1996 to Panda Funding Corporation in the original principal amount of $105,52 5,000, endorsed to Bankers Trust Company, as Collateral Agent. (1)

10.04 Security Agreement, dated July 31, 1996, between Panda Interfunding Corporation and Bankers Trust Company, as Collateral Agent. (1)

10.05 Security Agreement, dated July 31, 1996, between Panda Funding Corporation and Bankers Trust Company, as Collateral Agent. (1)

10.06 Security Agreement, dated July 31, 1996, between Panda Cayman Interfunding Company, as Debtor, and Panda Interfunding Corporation, as Secured Party. (1)

10.07 Stock Pledge Agreement (Panda Interfunding Corporation Stock), dated July 31, 1996, between Panda Energy Corporation and Bankers Trust Company, as Collateral Agent. (1)

10.08 Stock Pledge Agreement (Panda Funding Corporation and PIC Entity Stock), dated July 31, 1996, between Panda Interfunding Corporation and Bankers Trust Company, as Collateral Agent. (1)

10.09 Trust Indenture, dated July 31, 1996, among Panda-Rosemary Funding Corporation, Panda-Rosemary, L.P. and Fleet National Bank, as Trustee. (1)

10.10 First Supplemental Indenture to Trust Indenture, dated July 31, 1996, among Panda-Rosemary Funding Corporation,
              Panda-Rosemary, L.P. and Fleet National Bank, as Trustee. (1)

10.10.1 Second Supplemental Indenture to Trust Indenture, dated January 15, 1997, among Panda-Rosemary Funding Corporation, Panda-Rosemary, L.P. and Fleet National Bank, as Trustee. (1)

10.11 Form of 8-5/8% First Mortgage Bonds due 2016 of Panda-Rosemary Funding Corporation. (1)

10.12 Deposit and Disbursement Agreement, dated July 31, 1996, among Panda-Rosemary Funding Corporation, Panda-Rosemary, L.P., Fleet National Bank, as Collateral Agent, and Fleet National Bank, as Depositary Agent. (1)

10.13         Collateral  Agency and Intercreditor Agreement,  dated July 31,
              1996,   among Panda-Rosemary Funding Corporation, Panda Rosemary,
              L.P., The L/C Issuer, The Trustee Under The Trust Indenture, The Depositary Agent, The Collateral Agent and The Other Secured Parties, all as named therein. (1)

10.14 Deed of Trust and Security Agreement, dated July 31, 1996, by Panda-Rosemary, L.P., Grantor, Ross J. Smyth, Trustee, and Fleet National Bank, as Collateral Agent, the Beneficiary. (1)

10.15 Security Agreement, dated July 31, 1996, by Panda-Rosemary, L.P. to Fleet National Bank, as Collateral Agent. (1)

10.16 Security Agreement, dated July 31, 1996, by Panda-Rosemary Funding Corporation to Fleet National Bank, as Collateral Agent. (1)

10.17 General Partner Pledge and Security Agreement, dated July 31, 1996, by Panda-Rosemary Corporation to Fleet National Bank, as Collateral Agent. (1)

10.18 Limited Partner Pledge and Security Agreement, dated July 31, 1996, by PRC II Corporation to Fleet National Bank, as Collateral Agent. (1)

10.19 Stock Pledge and Security Agreement, dated July 31,1996, by Panda Interholding Corporation to Fleet National Bank, as Collateral Agent. (1)

10.20 Stock Pledge and Security Agreement, dated July 31, 1996, by Panda-Rosemary, L.P. to Fleet National Bank, as Collateral Agent. (1)

10.21 Partnership Guaranty, dated July 31, 1996, by Panda-Rosemary, L.P. in favor of Fleet National Bank, as Trustee. (1)

10.22 Reimbursement Agreement, dated July 31, 1996, between Panda-Rosemary, L.P., Panda-Rosemary Funding Corporation and Bayerische Vereinsbank AG, New York Branch. (1)

10.23 Irrevocable Direct Pay Letter of Credit issued by Bayerische Vereinsbank AG. (1)

10.24 Construction Loan Agreement and Lease Commitment, dated March 30, 1996, between Panda-Brandywine, L.P. and General Electric Capital Corporation. (1)

10.24.1 Participation Agreement, dated December 18, 1996, among Panda-Brandywine, L.P., Panda Brandywine Corporation, General Electric Capital Corporation, Fleet National Bank, First Security Bank, National Association, and Credit Suisse. (1)

10.24.2 Letter of Credit Reimbursement Agreement, dated December 18, 1996, among Panda-Brandywine, L.P., Panda-Brandywine Corporation and General Electric Capital Corporation. (1)

10.24.3 Equity Loan Facility Letter Agreement, dated December 18, 1996, among Panda Brandywine Corporation, Panda Energy
              Corporation and  General   Electric Capital Corporation. (1)

10.25 Bill of Sale and Severance Agreement, dated December 30, 1996, between PandaBrandywine, L.P., as Seller, and Fleet National Bank, Owner Trustee, as Buyer. (1)

10.26         Facility Lease, dated December 18, 1996, between  Fleet
              National  Bank, as Owner Trustee, and Panda Brandywine, L.P. (1)

10.27 Steam Lease, dated as of December 18, 1996, between Panda-Brandywine, L.P. and Brandywine Water Company. (1)

10.28 Amended and Restated Security Deposit Agreement, dated December 18, 1996, among Panda-Brandywine, L.P., Panda-Brandywine
              Corporation, General   Electric Capital Corporation,  Fleet
              National Bank, Credit Suisse and First Security Bank, National Association. (1)

10.28.1       First   Amendment to  Amended and Restated  Security Deposit
              Agreement, dated February 21, 1997, among Panda-Brandywine, L.P. General Electric Capital Corporation, Fleet Nationa l Bank, Credit Suisse and First Security Bank, National Association. (1)

10.29 Amended and Restated Deed of Trust and Security Agreement, dated December 18, 1996, by Panda-Brandywine, L.P. to Chicago Title Insurance Company, Trustee for the benefit of Fleet National Bank, as Security Agent, Beneficiary. (1)

10.30 Amended and Restated Steam Lessee Security Agreement, dated December 18, 1996, by Brandywine Water Company in favor of Fleet National Bank, as Security Agent. (1)

10.31 Amended and Restated Security Agreement, dated December 18, 1996, by Panda-Brandywine, L.P. in favor of Fleet National Bank, as Security Agent. (1)

10.32 Amended and Restated Trust Agreement, dated December 18, 1996, between General Electric Capital Corporation, as Owner Participant, and Fleet National Bank, as Owner Trustee. (1)

10.33 Amended and Restated General Partner Pledge Agreement, dated December 18, 1996, by Panda-Brandywine Corporation to Fleet National Bank, as Security Agent. (1)

10.34 Amended and Restated Limited Partner Pledge Agreement, dated December 18, 1996, by Panda Energy Corporation to Fleet National Bank, as Security Agent. (1)

10.35 Amended and Restated Stock Pledge Agreement, dated December 18, 1996, by Panda Interholding Corporation to Fleet National Bank, as Security Agent. (1)

10.36 Assumption Agreement and Release, dated July 31, 1996, by Panda Interholding Corporation in favor of General Electric Capital Corporation and Fleet National Bank. (1)

10.37 Power Purchase and Operating Agreement, dated January 24, 1989, between Panda Energy Corporation and Virginia Electric and Power Company. (1)

10.38 Amendment No. 1 to Power Purchase and Operating Agreement, dated October 24, 1989, between Panda Energy Corpora tion and Virginia Electric and Power Company. (1)

10.39 Amendment No. 2 to Power Purchase and Operating Agreement, dated July 30, 1993, between Panda-Rosemary , L.P. and Virginia Electric and Power Company. (1)

10.40 Fuel Supply Management Agreement, dated October 10, 1990, between Panda-Rosemary Corporation and Natural Gas Clearing house. (1)

10.41 Amendment No. 1 to Fuel Supply Management Agreement, dated March 5, 1991, between Panda Rosemary Corporation and Natural Gas Clearing house. (1)

10.42 Gas Purchase Contract, dated April 12, 1990, between Panda-Rosemary Corporation and Natural Gas Clearing house. (1)

10.43 Amendment of Gas Purchase Contract between Panda-Rosemary Corporation and Natural Gas Clearinghouse. (1)

10.44 Pipeline Operating Agreement, dated February 14, 1990, between Panda Energy Corporation, Panda-Rosemary Corporat ion and North Carolina Natural Gas Corporation. (1)

10.45 Amendment No. 1 to Pipeline Operating Agreement, dated May 7, 1990, between Panda Energy Corporation, Panda-Rosemary Corporation and North Carolina Natural Gas Corporation. (1)

10.46 Assignment Agreement, dated June 15, 1990, between Panda Energy Corporation and Panda-Rosemary Corporation. (1)

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

10.51 Leasehold and Real Property Assignment and Assumption Agreement, dated January 6, 1992, between Panda-Rosemary
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

10.55         Service Agreement,  dated July  26,1996,   between
              Transcontinental Gas Pipe Line Corporation and Panda-Rosemary, L.P. (1)

10.55.1 Form of Amendment to Service Agreement, effective January 1, 1997, between Transcontinental Gas Pipe Line Corporation and Panda-Rosemary, L.P. (1)

10.56 Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedul e FT, dated August 20, 1996, between CNG Transmission Corporation and Panda-Rosemary, L.P. (1)

10.57 Gas Transportation Agreement, dated August 1, 1996, between Texas Gas Transmission Corporation and Panda Rosemary, L.P. (1)

10.58 Assignment and Assumption Agreement, dated May 15, 1989, between Panda Energy Corporation and Panda-Rosemary
              Corporation. (1)

10.59 Bill of Sale and Assignment and Assumption Agreement, dated January 6, 1992, between Panda-Rosemary Corporation and Panda-Rosemary, L.P. (1)

10.60 Assignment and Assumption Agreement, dated January 6, 1992, between Panda Energy Corporation and Panda-Rosemary Corporation. (1)

10.61 Power Purchase Agreement, dated August 9,1991, between Panda-Brandywine, L.P. and Potomac Electric Power Company. (1)

10.62 First Amendment to Power Purchase Agreement, dated September 16, 1994, between Panda-Brandywine, L.P. and Potomac Electric Power Company. (1)

10.62.1 Present Assignment of Power Purchase Agreement, dated December 18, 1996, by Panda-Brandywine, L.P. to Fleet National Bank, as Owner Trustee, for the benefit of General Electric Capital
              Corporation,   as Owner Participant. (1)

10.62.2 Amended and Restated Consent and Agreement, dated December 30, 1996, among Potomac Electric Power Company, Panda-Brandywine, L.P., Fleet National Bank, as Security Agent and Owner Trustee, General Electric Capital Corporation, as the issuer of the Letters of Credit, the Interest Hedging Counterparty and Owner Participant, First Security Bank, National Association, as Indenture Trustee, and Credit Suisse, as Administrative Agent. (1)

10.63 Amended and Restated Turnkey Cogeneration Facility Agreement, dated March 30, 1995, between Panda-Brandywine, L.P. and Raytheon Engineers & Constructors, Inc. (1)

10.64 Raytheon Parent Guaranty, dated May 18,1994, between Raytheon Company and Panda-Brandywine, L.P. (1)

10.65 Steam Sales Agreement, dated March 30,1995, between Panda-Brandywine, L.P. and Brandywine Water Company. (1)

10.66 Gas Sales Agreement, dated March 30, 1995, between Cogen Development Company and Panda Brandywine, L.P. (1)

10.67 Precedent Agreement, dated February 25, 1994, between Columbia Gas Transmission Corporation and Panda-Brandywine, L.P. (1)

10.68 Amending Agreement, dated March 24, 1995, between Columbia Gas Transmission Corporation and Panda-Brandywine, L.P. (1)

10.69 Amended and Restated FTS Service Agreement, dated March 23, 1995, between Columbia Gas Transmission Corporation and Panda-Brandywine, L.P. (1)

10.70 FTS Service Agreement, dated of as March 30, 1995, between Cove Point LNG Limited Partnership and Panda-Brandywine, L.P.
              (1)

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

10.75 Additional Projects Contract, dated July 31, 1996, among Panda Energy International, Inc., Panda Energy Corporati on, and Panda Interfunding Corporation. (1)

10.76 Non-Petition Agreement, dated July 31, 1996, among Panda Interfunding Corporation, Panda Interholding Corporation, Panda-Rosemary Corporation, PRC II Corporation, Panda-Rosemary Funding Corporation and Panda-Rosemary, L.P. (1)

10.77         Non-Petition Agreement, dated July  31, 1996,  among
              Panda Funding Corporation, Panda Interholding Corporation, Panda Interfunding Corporation and Panda (Cayman) Interfunding Company. (1)

10.78 Joint Venture Contract for Tangshan Panda Heat and Power Co., Ltd., dated September 4, 1994, between Luannan County Heat & Power Plant and Pan Western Energy Corp., LLC, as amended July 19, 1996 and November 18, 1996, respectively. (2)

10.79 Joint Venture Contract for Tangshan PanWestern Heat and Power Co., Ltd., dated September 3, 1994, between Tangshan Luanhua Co. (Group) and Pan Western Energy Corp., LLC, as amended
              July 19, 1996 and November 18, 1996, respectively. (2)

10.80 Joint Venture Contract for Tangshan Cayman Heat and Power Co., Ltd., dated May 11, 1996, between Luannan County Heat & Power Plant and Pan Western Energy Corp., LLC, as amended July 19, 1996 and November 18, 1996, respectively. (2)

10.81 Joint Venture Contract for Tangshan PanSino Heat Co., Ltd., dated May 28, 1996, between Luannan County Heat Company and PanWestern Energy Corp., LLC, as amended July 19, 1996 and November 18, 1996, respectively. (2)

10.82 Coal Supply Agreement between Tangshan Panda Heat and Power Co., Ltd. and Kailuan Coal Mining Administration, dated February 3, 1996. (2)

10.83 General Interconnection Agreement between North China Power Group Company , Tangshan Panda Heat and Power Co., Ltd. and Tangshan PanWestern Heat and Power Co., Ltd., dated September 22, 1995. (2)

10.84 Electric Energy Purchase and Sales Agreement between North China Power Group Company, Tangshan Panda Heat and Power Co., Ltd. and Tangshan PanWestern Heat and Power Co., Ltd., dated September 22, 1995. (2)

10.85 Supplemental Agreement for General Interconnection and Electric Energy Purchase and Sales Agreement Between North China Power Group Company, Tangshan Panda Heat and Power Co., Ltd. and Tangshan PanWestern Heat and Power Co., Ltd. dated February
              10, 1996. (2)

10.86 Construction Agreement between North China Power Group Company, Tangshan Panda Heat and Power Co., Ltd. and Tangshan PanWestern Heat and Power Co., Ltd., dated February 10, 1996.
              (2)

10.87 Loan Agreement between North China Power Group Company, Tangshan Panda Heat and Power Co., Ltd. and Tangshan PanWestern Heat and Power Co., Ltd., dated February 10, 1996, as amended June 18, 1996. (2)

10.88 Agency Contract for Entrusted Loan between China Information Trust and Investment Corporation, Tangshan Panda Heat and Power Co., Ltd. and Tangshan Pan Western Heat and Power Co. Ltd., dated June 18, 1996, as amended July 17, 1996. (2) (4)

10.89 Transfer of Loan Agreement among Tangshan Panda Heat and Power Co., Ltd., Tangshan PanWestern Heat and Power Co., Ltd. and Tangshan Pan-Sino Heat Co., Ltd. (2)

10.90 Engineering, Procurement and Construction Contract among Tangshan Panda Heat and Power Co., Ltd., Tangshan Pan Western Heat and Power Co., Ltd. and Harbin Power Engineering Company Limited, dated April 24, 1996, as amended July 4, 1996,
              Septembe r 14, 1996 and December 17, 1996, respectively. (2) (4)

10.91 Engineering and Design Contract among Hebei Electric Power Survey and Design Institute, Tangshan Panda Heat and Power Company, Ltd. and Tangshan Pan Western Heat and Power Company, Ltd., dated December 21, 1995, as amended June 21, 1996. (2)

10.92 Guaranty by China Harbin Power Equipment Group Company, dated July 16, 1996. (2)

10.93 Performance Guarantee by The Export-Import Bank of China, dated January 3, 1997. (2)

10.94         Amended and Restated Operation   and Maintenance Agreement
              between Tangshan Heat and Power Co., Ltd., Tangshan Pan Western Heat and Power Co., Ltd., Tangshan Cayman Heat and Power Co., Ltd., Tangshan PanSino Heat Co., Ltd. and Duke/Fluor Daniel International Services, dated March 6, 1997.
              (2) (4)

10.94.01 Second Amended and Restated On-Shore Operation and Maintenance Agreement, Commercial Operations Phase, By and Between Tangshan Panda Heat and Power Co., LTD., Tangshan Pan Western Heat and Power Co., LTD., Tangshan Cayman Heat and Power Co., LTD., Tangshan PanSino Heat Co., LTD. and Duke/Flu or Daniel Internat ional Services , January 1, 1998. (6)

10.94.02 Second Amended and Restated On-Shore Operation and Maintenance Agreement, Construction Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan PanWestern Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan-Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (6)

10.94.03 Offshore Services Agreement, Commercial Operations Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan Pan-Western Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (6)

10.94.04 Offshore Services Agreement, Construction Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan PanWestern Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (6)

10.95         Construction  Agreement  of Heat  and Steam   Network between
              Tangshan Pan-Sino Heat Co., Ltd. and Tangshan Heat and Engineering Company, dated June 20, 1996. (2)

10.96 Amended and Restated Shareholder Loan Agreement between Pan-Western Energy Corporation, LLC and Tangshan Panda Heat and Power Co., Ltd., April 1, 1997 (2) (4)

10.97 Amended and Restated Shareholder Loan Agreement between Pan-Western Energy Corporation, LLC and Tangshan Pan Western Heat and Power Co., Ltd., April 1, 1997 (2) (4)

10.98 Amended and Restated Shareholder Loan Agreement between Pan-Western Energy Corporation, LLC and Tangshan Cayman Heat and Power Co., Ltd., April 1, 1997 (2) (4)

10.99 Amended and Restated Shareholder Loan Agreement between Pan-Western Energy Corporation, LLC and Tangshan Pan Sino Heat and Power Co., Ltd., April 1, 1997 (2) (4)

10.100 Water, Heat, Steam and Hot Water Supply and Usage Agreement between Tangshan Cayman Heat and Power Company, Ltd., and Tangshan Panda Heat and Power Company, Ltd., dated October 3, 1996. (2) (4)

10.101 Water, Heat, Steam and Hot Water Supply and Usage Agreement between Tangshan Cayman Heat and Power Company, Ltd. and Tangshan Pan-Western Heat and Power Company, Ltd., dated October 3, 1996. (2) (4)

10.102 Steam for Process and Heating Water Sales Agreement between Tangshan Cayman Heat and Power Company, Ltd., and Tangshan Pan-Sino Heat Company, Ltd., dated October 16, 1996. (2)

10.103 Articles of Association of Tangshan Panda Heat and Power Co., Ltd. between Luannan County Heat & Power Plant and Pan-Western Energy Corp., LLC dated September 4, 1994. (2)

10.104 Articles of Association for Tangshan Pan-Western Heat and Power Co., Ltd., between Tangshan Luanhua Co. (Group) and PanWestern Energy Corp., LLC, dated September 3, 1994. (2)

10.105 Articles of Association for Tangshan Cayman Heat and Power Co., Ltd., between Luannan County Heat & Power Plant and PanWestern Energy Corp., LLC, dated May 11, 1996. (2)

10.106 Articles of Association for Tangshan Pan-Sino Heat Co., Ltd., between Luannan County Heat Company and Pan Western Energy Corp., LLC, dated May 28, 1996. (2)

10.107 Application Regarding Power Price among Tangshan Panda Heat and Power Co., Ltd., Tangshan PanWestern Heat and Power Co., Ltd., and Tangshan Municipal Price Bureau dated October 17, 1995, as amended October 18, 1995 and May 8, 1996, respectively. (2) (4)

10.108 Administrative Services Agreement between Panda Energy International, Inc. and Panda Global Holdings, Inc., dated April 22, 1997. (2)

10.109 Development Services Agreement between Panda Energy International, Inc. and Panda Global Holdings, Inc., dated April 22, 1997. (2)

10.110 Form of Purchase Agreement among Donaldson, Lufkin & Jenrette Securities Corporation, Panda Global Energy Company, Panda Global Holdings, Inc. and Panda Energy International, Inc., dated April 11, 1997. (2)

10.111 Form of Issuer Loan Agreement between Panda Global Energy Company and PanWestern Energy Corporation, LLC, dated April 22, 1997. (2)

10.112 Form of Issuer Note of Pan-Western Energy Corporation, LLC, dated April 22, 1997. (2)

10.113 Registered Capital Contribution and Agency Agreement among Tangshan Panda Heat and Power Company, Ltd.,
              Tangshan Pan-Western Heat and Power Company, Ltd., Tangshan Cayman Heat and Power Company, Ltd., Tangshan PanSino Heat Company, Ltd., Luannan County Heat and Power Plant, Tangshan Luanhua (Group) Co., Luannan County Heat Company and PanWestern Energy Corporation, LLC, dated March 26, 1997. (2)

10.114 Form of Account Agreement among Panda Interfunding Corporation, Panda Energy Corporation and Panda Global Holdings, Inc., dated April 22, 1997. (2)

10.115 Form of Pledge Agreement between Panda Global Energy Company and Bankers Trust Company, as Trustee, dated April 22, 1997. (2)

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

10.126        Form  of Guarantee between   Pan-Western   Energy Corporation,
              LLC, Tangshan Panda Heat and Power Co., Ltd. and Tangshan Pan Western Heat and Power Co., Ltd., dated September 24, 1996. (2)

10.127        Form of Guarantee between   Pan-Western   Energy Corporation,
              LLC, Tangshan Panda Heat and Power Co., Ltd. and Tangshan Pan-Sino Heat Co., Ltd., dated September 24, 1996. (2)

10.128        Form    of Guarantee between   Pan-Western   Energy
              Corporation, LLC, Tangshan PanWestern Heat and Power Co., Ltd. and Tangshan PanSino Heat Co., Ltd., dated September 24, 1996.
              (2)

10.129        Form of Guarantee between   Pan-Western   Energy Corporation,
              LLC, Tangshan PanWestern Heat and Power Co., Ltd. and Tangshan Panda Heat and Power Co., Ltd., dated September 24, 1996. (2)

10.130        Form of Guarantee between   Pan-Western   Energy Corporation,
              LLC, Tangshan PanWestern Heat and Power Co., Ltd. and Tangshan Cayman Heat and Power Co., Ltd., dated September 24, 1996. (2)

10.131        Form  of Guarantee between   Pan-Western   Energy Corporation,
              LLC, Tangshan Cayman Heat and Power Co., Ltd. and Tangshan Panda Heat and Power Co., Ltd., dated September 24, 1996. (2)

10.132 Form of Guarantee between Pan-Western Energy Corporation, LLC, Tangshan Cayman Heat and Power Co., Ltd. and Tangshan PanSino Heat Co. Ltd., dated September 24, 1996. (2)

10.133        Form of Guarantee between   Pan-Western   Energy Corporation,
              LLC, Tangshan Cayman Heat and Power Co., Ltd. and Tangshan Pan Western Heat and Power Co., Ltd., dated September 24, 1996
              (2)

10.134        Form of Guarantee between   Pan-Western   Energy Corporation,
              LLC, Tangshan PanSino Heat Co., Ltd. and Tangshan Cayman Heat and Power Co., Ltd., dated September 24, 1996. (2)

10.135        Form of Guarantee between Pan-Western   Energy Corporation,
              LLC, Tangshan PanSino Heat Co., Ltd. and Tangshan Pan-Western Heat and Power Co., Ltd., dated September 24, 1996. (2)

10.136        Form of Guarantee between Pan-Western   Energy Corporation,
              LLC, Tangshan PanSino Heat Co., Ltd. and Tangshan Panda Heat and Power Co., Ltd., dated September 24, 1996. (2)

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

10.138.03     Change Order No. 003 to EPC Contract, dated September 4, 1997.
              (3)

10.138.04     Change Order No. 004 to EPC Contract, dated  September 5, 1997.
              (3)

10.138.05     Change Order No. 005 to EPC Contract, dated  November 12, 1997.
              (3)

10.138.06     Change Order No. 006 to EPC Contract, dated April 21, 1998. (6)

10.139 Project Agreement between His Majesty's Government of Nepal and Bhote Koshi Power Compan y Privat e Limited dated July 21, 1996. (2)

10.140        Power Purchase Agreement between   His Majesty's Government of
              Nepal and Bhote Koshi Power Company Private Limited dated
              July 21, 1996. (2)

10.141 Services Agreement between Panda of Nepal and Harza Engineering Company International L.P. (for services provided outside of Nepal) dated July 11, 1997. (2)

10.142 Services Agreement between Panda of Nepal and Harza Engineering Company International L.P. (for service s provided in Nepal) dated July 11, 1997. (2)

10.143 Investment Agreement, General Conditions between Bhote Koshi Power Company Private Limited, International Finance Corporation and DEG Deutsche Investitionsund
              Entwicklungsgesellschaft mbH dated December 18, 1997. (3)

10.143.01 Investment Agreement, Special Conditions between Bhote Koshi Power Company Private Limited and DEG Deutsche Investitionsund Entwicklungsgesellschaft mbH dated December 18, 1997. (3)

10.143.02 Investment Agreement, Special Conditions between Bhote Koshi Power Company Private Limited and International Finance Corporation dated December 18, 1997. (3)

10.143.03 Investment Agreement, Definitions (Schedule A) dated December 18, 1997. (3)

10.144 Participation Agreement in respect of B Loan to Bhote Koshi Power Company Private Limited between Dresdner Bank AG, New York and Grand Cayman Branches and International Finance Corporation dated December 18, 1997. (3)

10.145 Participation Agreement in respect of B Loan to Bhote Koshi Power Company Private Limited between Bayerische Vereinsbank AG and International Finance Corporation dated December 18, 1997. (3)

10.146 Participation Agreement in respect of B Loan to Bhote Koshi Power Company Private Limited between Nederlandse Financierings Maatschappij Voor Ontwikkelingslanden N.V. and International Finance Corporation dated December 18, 1997. (3)

10.147 Share Retention and Project Funds Agreement between Bhote Koshi Power Company Private Limited, Panda Energy International, Inc., Panda Bhote Koshi, Panda of Nepal, Harza Engineering Company International, a Limited Liability Company, Harza Engineering Company International, L.P., Resource Development Consultants, a Limited Liability Company, RDC of Nepal,
              Soaltee Enterprises Private Ltd., Soaltee Hotel Ltd., Surya Enterprises Private Ltd., Himal Interna tional Power
              Corporation Pvt. Ltd., Interna tional Finance Corporation, and DEG-Deutsche Investitions-und Entwick lungsge sells chaft mbH dated December 18, 1997. (3)

10.148        Equity Subscription Agreement between Bhote Koshi Power
              Company Private Limited , Himal International Power Corporation Ltd., and Wilmington Trust Company dated December 18, 1997. (3)

10.149 Equity Subscription Agreement between Bhote Koshi Power Company Private Limited, Panda of Nepal and Wilmington Trust Company dated Decembe r 18, 1997. (3)

10.150 Equity Subscription Agreement between Bhote Koshi Power Company Private Limited, RDC of Nepal and Wilmington Trust Company dated December 18, 1997. (3)

10.151 Shareholder's Agreement between Bhote Koshi Power Company Private Limited, Himal International Power Corporation Pvt. Ltd., Panda of Nepal, RDC of Nepal, and International Finance Corporation dated December 18, 1997. (3)

10.152 Shareholder's Agreement between Panda Bhote Koshi, a Cayman Islands exempted company, Panda of Nepal, a Cayman Islands exempted company and Panda Global Energy Company and MCNIC Nepal Limited, as the Shareholders of Panda Bhote Koshi, dated December 18, 1997. (3).

10.152.01 Guarantee Agreement of MCN Investment Corporation, dated December 18, 1997. (3)

10.152.02 Guarantee Agreement of Panda Energy International, Inc., dated December 18, 1997. (3)

10.153 Master Agreement between Bhote Koshi Power Company Private Limited and International Finance Corporation, dated December 12, 1997. (3)

10.153.01 Schedule and Annexes to Master Agreement between Bhote Koshi Power Company Private Limited and International Finance Corporation, dated December 12, 1997. (3)

10.154 HMGN Letter Approval of Financing Documents addressed to International Finance Corporation, DEG Deutsche Investitions-und Entwick lungsge sells chaft mbH and Wilmington Trust Company dated December 8, 1997. (3)

10.155 Risk Management Facility Agreement between Bhote Koshi Power Company Private Limited and International Finance Corporation dated December 18, 1997. (3)

10.156 Trust and Retention Agreement between Bhote Koshi Power Company Private Limited, International Finance Corporation, DEG-Deutsche Investitions-und Entwicklungsgesel lschaft mbH and Wilmington Trust Company dated December 18, 1997. (3)

10.157 Nepal Agency and Retention Agreement between Bhote Koshi Power Company Private Limited, International Finance Corporation, DEG Deutsche Investitions-und
              Entwicklungsgesells chaft mbH, Wilmington Trust Company, as Trustee, and Nepal Grindlays Bank Limited dated December 18, 1997. (3)

10.158 Mortgage Deed between Bhote Koshi Power Company Private Limited, DEG-Deutsche Investions-und Entwicklungsgesellschaft mbH and International Finance Corporation dated December 19, 1997. (3)

10.159 Security Agreement and Assignment between Bhote Koshi Power Company Private Limited, International Finance Corporation, DEG-Deutsche Investitions-und Entwicklungsgesellschaft mbH and Wilmington Turst company, as Trustee, dated December 18, 1997. (3)

10.160 Security Agreement and Assignment between Panda of Nepal, International Finance Corporation, DEG-Duetsche Investitions-und Entwicklungsgesellschaft mbH and Wilmington Trust Company, as mbH and Wilmington Trust Company, as Trustee, dated December 18, 1997. (3)

10.161 Share Pledge Agreement between Himal International Power Corporation Pvt. Ltd., Wilmington Trust Company, as Trustee, and Bhote Koshi Power Company Private Limited dated December 18, 1997.
              (3)

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

10.166 Equity Letter of Credit by The Northern Trust Company for the account of RDC of Nepal, dated December 16, 1997. (3)

10.167 Equity Letter of Credit by the First National Bank of Chicago for the account of Panda of Nepal, dated December 17, 1997. (3)

10.168 Bhote Koshi Power Private Company Limited Amended and Restated Joint Venture Agreement Himal International Power Corporation Ltd., Panda of Nepal, RDC of Nepal and International Finance Corporation, dated December 12, 1997. (3)

10.169 Articles of Association of Bhote Koshi Company Private Limited, dated August 22, 1997. (3)

10.170 Memorandum of Association of Bhote Koshi Power Company Private Limited, dated August 22, 1997. (3)

10.171 Engineering Services Agreement between Bhote Koshi Power Company Private Limited and Harza Engineering Company International, L.P., dated December 1, 1997. (3)

10.172 Consent and Amendment Agreement, dated July 17, 1998 by and between Panda Brandywine, L.P., General Electric Capital Corporation, and the other parties set forth therein. (7)

10.173 Letter Agreement, originally dated October 24, 1997, by and between Panda Brandywine, L.P., Potomac Electric Power Company
              (7)(4)

10.174 Letter of Intent, dated July 2, 1998, by and between GE Power Power Systems and Sales and Panda Paris Power, LLC. (7)

10.175 Turnkey, Engineering, Procurement and Construction Agreement by and between Panda Paris Power, L.P. and Duke/Fluor Daniel, dated as of October 3, 1998. (8)(4)

10.176 Purchase Order by and between GE Power Systems and sales and Panda Paris Power, L.P. dated October 16, 1998. (8)

10.177 Partnership Intrest Purchase Agreement, dated February 17, 1999, by and between FPL Energy Paris GP, LLC, FPL Energy Paris LP, LLC,
              Panda Paris I, LLC and Panda Paris II, LLC.   (5)

12.00         Computation of Ratio of Earning to Fixed Charges.  (3)

21.00         Subsidiaries of Company.  (3)

24.00         Power of Attorney, included on signature page hereof (3)

27.00         Financial Data Schedule (3)

__________________
(1) Previously filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 333-19445) of Panda Funding Corporation, Panda Interfunding Corporation and Panda Interholding Corporation (affiliates of the Company), and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 333-29005) of Panda Funding Corporation, Panda Interfunding Corporation and Panda Interholding Corporation (affiliates of the Company), and incorporated herein by reference.
(3) Filed herewith.
(4) Confidential treatment of certain information identified in these exhibits has been applied for or granted by the Securities and Exchange Commission.
(5) Previously filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission February 18, 1999.
(6) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998.
(7) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998.
(8) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1998.

     (b) Reports on Form 8-K. The Company filed a Report on Form 8-K (reflecting disclosure under "Item 2. Acquition ofr Disposition of Assets") with the Securities and Exchange Commission on February 18, 1999. No financial statements were included in such filing.

     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act.

     No annual report or proxy statement or other proxy soliciitng material was sent to security holders of the Company during the Company's last fiscal year.

                             Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Seucrities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PANDA GLOBAL HOLDINGS, INC.

Date:  March 30, 1999                  By:  /S/ROBERT W. CARTER
                                            _________________________________
                                            Robert W. Carter, Chairman of the
                                            Board and Chief Executive Officer


                          POWER OF ATTORNEY

     KNOW ALL PEOPLE BY THESE PRESENTS, that each of the undersigned officers and directors of Panda Global Holdings, Inc. (the "Company") hereby consitutes and appoints Robert W. Carter or Janice Carter or any of them (with full power to each of them to act along), his or her true and lawufl attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf and in is or her name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relation to the Company's Form 10-K for the year ending December 31, 1998, including any and all amendments and supplements hereto, with any regulatory authority, granting said attorneys and each of them; full power and authoirty to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself, or she herself, might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                         DATE
---------                        -----                         ----
/S/ROBERT W. CARTER
______________________           Chairman of the Board         March 30, 1999
Robert W. Carter                 Chief Executive Officer
                                 and Director
                                 (Principal Executive Officer)
/S/JANICE CARTER
_____________________            Executive Vice President,     March 30, 1999
Janice Carter                    Secretary and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS


Panda Global Holdings, Inc. and Subsidiaries Consolidated Financial Statements:

   Independent Auditors' Report......................................   F-2

   Consolidated Balance Sheets as of December 31, 1997 and 1998......   F-3

   Consolidated Statements of Operations for the years ended December 31,
1996, 1997 and 1998..................................................   F-5

   Consolidated Statements of Shareholder's Deficit for the years ended
December 31, 1996, 1997 and 1998.....................................   F-6

   Consolidated  Statements  of Cash Flows for the years ended  December 31,
1996, 1997 and 1998..................................................   F-7

   Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1997
      and 1998.......................................................   F-8

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
of Panda Energy International, Inc.:

We have audited the accompanying consolidated balance sheets of Panda Global Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Dallas, Texas
March 29, 1999

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1997 AND 1998


                                     ASSETS

                                                                   1997             1998
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents ...............................   $   2,929,289    $   2,056,317
  Restricted cash - current ...............................      92,828,082       52,668,167
  Accounts receivable .....................................       9,786,837        9,582,815
  Fuel oil, spare parts and supplies ......................       6,264,549        6,324,191
  Deferred taxes ..........................................            --         18,609,000
  Other current assets ....................................         257,877        1,934,610
                                                              -------------    -------------
    Total current assets ..................................     112,066,634       91,175,100

Plant and equipment:
  Electric generating facilities ..........................     291,515,328      301,411,796
  Furniture and fixtures ..................................         533,663          542,989
  Less: accumulated depreciation ..........................     (38,114,058)     (50,314,383)
  Construction in progress ................................      36,131,069       81,475,023
  Development costs and equipment deposits ................       2,942,340       58,751,189
                                                              -------------    -------------
    Total plant and equipment, net ........................     293,008,342      391,866,614

Investment in joint venture ...............................         836,654          793,880

Restricted cash - debt service reserves and escrow deposits      72,430,527       39,022,048

Deferred taxes ............................................            --          6,391,000

Debt issuance costs, net of accumulated
  amortization of $1,583,368 and $3,239,618, respectively .      13,539,612       11,893,362
                                                              -------------    -------------

                                                              $ 491,881,769    $ 541,142,004
                                                              =============    =============


          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND 1998


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                1997             1998
                                                           -------------    -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs .................................   $   5,600,000    $   9,106,941
    Interest and letter of credit fees .................       9,697,648        9,770,768
    Operating expenses and other .......................       4,879,522        6,980,241
  Short-term debt ......................................            --         33,000,000
  Current portion of long-term debt ....................       5,816,974        5,924,989
                                                           -------------    -------------
      Total current liabilities ........................      25,994,144       64,782,939

Deferred revenue .......................................      13,140,387       12,669,811

Long term debt, less current portion ...................     349,667,769      344,740,630

Capital lease obligation ...............................     231,278,528      246,078,324

Minority interest ......................................       5,741,166        5,741,166

Commitments and contingencies (Note 10)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding ............................              10               10
  Advances to parent ...................................     (52,738,381)     (49,765,758)
  Accumulated deficit ..................................     (81,201,854)     (83,105,118)
                                                           -------------    -------------
                                                            (133,940,225)    (132,870,866)
                                                           -------------    -------------

                                                           $ 491,881,769    $ 541,142,004
                                                           =============    =============


          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                   1996             1997             1998
                                                              -------------    -------------    -------------
REVENUE:
  Electric capacity and energy sales ......................   $  32,273,736    $  65,004,373    $  78,252,477
  Steam and chilled water sales ...........................         502,757          623,934          694,548
  Interest income .........................................       1,518,006        8,050,356        7,698,177
                                                              -------------    -------------    -------------
                                                                 34,294,499       73,678,663       86,645,202
                                                              -------------    -------------    -------------

EXPENSES:
  Plant operating expenses ................................      12,050,495       26,245,012       25,583,482
  Project development and administrative ..................       5,187,348       11,579,911       16,908,950
  Interest expense and letter of credit fees ..............      19,414,012       55,329,157       57,199,458
  Depreciation ............................................       5,531,502       11,574,519       12,200,326
  Amortization of debt issuance costs .....................         493,799        1,418,353        1,656,250
  Amortization of partnership formation costs .............         533,100             --               --
                                                              -------------    -------------    -------------
                                                                 43,210,256      106,146,952      113,548,466
                                                              -------------    -------------    -------------

LOSS BEFORE MINORITY INTEREST, DEFERRED TAX BENEFIT
  AND EXTRAORDINARY ITEM ..................................      (8,915,757)     (32,468,289)     (26,903,264)

  Minority interest .......................................      (2,405,160)            --               --
                                                              -------------    -------------    -------------

LOSS BEFORE DEFERRED TAX BENEFIT AND EXTRAORDINARY ITEM ...     (11,320,917)     (32,468,289)     (26,903,264)

  Deferred tax benefit ....................................            --               --         25,000,000
                                                              -------------    -------------    -------------

LOSS BEFORE EXTRAORDINARY ITEM ............................     (11,320,917)     (32,468,289)      (1,903,264)

  Extraordinary item - loss on early extinguishment of debt     (21,336,550)            --               --
                                                              -------------    -------------    -------------

NET LOSS ..................................................   $ (32,657,467)   $ (32,468,289)   $  (1,903,264)
                                                              =============    =============    =============


          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                       COMMON STOCK                                                 Total
                                              -----------------------------      Advances       Accumulated      Shareholder's
                                                 Shares          Amount      (to) from Parent     Deficit          Deficit
                                              -------------   -------------   -------------    -------------    -------------
BALANCE,  January 1, 1996 ....................        1,000   $          10   $ (26,869,548)   $ (16,076,098)   $ (42,945,636)

  Advances (to) from parent, net .............         --              --       (25,913,392)            --        (25,913,392)

  Net loss ...................................         --              --              --        (32,657,467)     (32,657,467)
                                              -------------   -------------   -------------    -------------    -------------

BALANCE,  December 31, 1996 ..................        1,000              10     (52,782,940)     (48,733,565)    (101,516,495)

  Advances (to) from parent, net .............         --              --            44,559             --             44,559

  Net loss ...................................         --              --              --        (32,468,289)     (32,468,289)
                                              -------------   -------------   -------------    -------------    -------------

BALANCE,  December 31, 1997 ..................        1,000              10     (52,738,381)     (81,201,854)    (133,940,225)

  Advances (to) from parent, net .............         --              --         2,972,623             --          2,972,623

  Net loss ...................................         --              --              --         (1,903,264)      (1,903,264)
                                              -------------   -------------   -------------    -------------    -------------

BALANCE, December 31, 1998 ...................        1,000   $          10   $ (49,765,758)   $ (83,105,118)   $(132,870,866)
                                              =============   =============   =============    =============    =============

          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                      1996             1997             1998
                                                                -------------    -------------    -------------
OPERATING ACTIVITIES:
  Net loss ..................................................   $ (32,657,467)   $ (32,468,289)   $  (1,903,264)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Deferred tax benefit ..................................            --               --        (25,000,000)
      Loss on early extinguishment of debt ..................      21,336,550             --               --
      Minority interest .....................................       2,405,160             --               --
      Depreciation ..........................................       5,531,502       11,574,519       12,200,326
      Amortization of debt issuance costs ...................         493,799        1,418,353        1,656,250
      Amortization of partnership formation costs ...........         533,100             --               --
      Amortization of loan discount and deferred
        interest on capital lease obligation ................         391,491       22,250,146       23,851,078
      Write-off of project development costs ................            --               --          2,941,040
      Deferred revenue ......................................            --               --           (470,576)
      Equity in loss of joint venture .......................            --               --             42,774
  Changes in assets and liabilities:
    Accounts receivable .....................................      (4,202,686)        (384,152)         204,022
    Fuel oil, spare parts and supplies ......................      (4,829,609)       1,649,228          (59,642)
    Other current assets ....................................        (152,241)         (92,972)      (1,676,733)
    Accounts payable and accrued expenses ...................       9,529,946        1,287,815        2,173,839
                                                                -------------    -------------    -------------
      Net cash provided (used) by operating activities ......      (1,620,455)       5,234,648       13,959,114
                                                                -------------    -------------    -------------

INVESTING ACTIVITIES:
  Restricted cash - current .................................     (15,933,779)     (75,018,161)      40,159,915
  Additions to property, plant and equipment ................     (62,881,838)     (30,918,077)    (105,679,687)
  Investment in joint venture ...............................            --           (836,654)            --
  Acquisition of minority interest ..........................     (34,256,423)            --               --
  Restricted cash - debt service reserves and escrow deposits     (21,600,418)     (39,882,161)      33,408,479
                                                                -------------    -------------    -------------
      Net cash provided (used) by investing activities ......    (134,672,458)    (146,655,053)     (32,111,293)
                                                                -------------    -------------    -------------

FINANCING ACTIVITIES:
  Contributions from minority interest owners ...............            --          5,741,166             --
  Distributions to minority interest owner ..................      (1,152,113)            --               --
  Advances (to) from parent .................................     (25,913,392)          44,559        2,972,623
  Deferred revenue ..........................................            --         13,140,387             --
  Proceeds from short-term debt .............................            --               --         33,000,000
  Proceeds from long-term debt ..............................     299,677,926      145,025,088             --
  Repayment of long term debt ...............................    (128,415,271)      (5,717,621)      (5,816,974)
  Repayment of capital lease obligation .....................            --         (7,831,527)     (12,866,442)
  Debt issuance costs .......................................      (7,735,536)      (7,387,444)         (10,000)
                                                                -------------    -------------    -------------
      Net cash provided (used) by financing activities ......     136,461,614      143,014,608       17,279,207
                                                                -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents ............         168,701        1,594,203         (872,972)

Cash and cash equivalents, beginning of period ..............       1,166,385        1,335,086        2,929,289
                                                                -------------    -------------    -------------

Cash and cash equivalents, end of period ....................   $   1,335,086    $   2,929,289    $   2,056,317
                                                                =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid, net of amounts capitalized .................   $  15,656,801    $  51,929,067    $  57,126,338

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

  Accrued construction costs ................................   $     660,167    $   5,600,000    $   9,106,941
  Interest expense on capital lease obligation ..............            --         21,621,411       22,853,229
  Adjustment of capital lease ...............................            --               --          4,813,009


          See accompanying notes to consolidated financial statements.

                  PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION

      Panda Global Holdings, Inc. ("Panda Global", or collectively with its subsidiaries the "Company"), a wholly owned subsidiary of Panda Energy International, Inc. ("PEII"), was formed in March 1997 to hold the ownership interests in certain independent power projects which were formerly owned by other wholly owned subsidiaries of PEII. The ownership interests were transferred to the Company at PEII's historical cost. Because the transfers occurred between entities under common control, the transactions have been accounted for in a manner similar to a pooling of interests. The Company operates primarily through three direct wholly owned subsidiaries: Panda Energy Corporation ("PEC")( a Texas corporation) which indirectly holds the Company's ownership and leasehold interests in two domestic projects currently in operation; Panda Global Energy Company ("Global Cayman")(a Cayman Islands company), which indirectly holds the Company's ownership interests in two international projects currently under construction; and Panda Merchant Power Holding, LLC ("Merchant Holding")(a Delaware limited liability company), which indirectly holds the Company's ownership interests in domestic projects currently under development.

      PEC, through its wholly owned subsidiary Panda Interfunding Corporation ("PIC") and PIC's wholly owned subsidiary Panda Interholding Corporation ("Interholding"), holds the Company's ownership interest in the Rosemary project and leasehold interest in the Brandywine project. The entities holding such interests include the following: Panda Rosemary Corporation ("PRC"), the general partner in Panda-Rosemary, L.P. ("Panda-Rosemary"); PRC II Corporation ("PRC II"), the limited partner in Panda-Rosemary; Panda Brandywine Corporation, the general partner in Panda-Brandywine, L.P. ("Panda-Brandywine"); and Panda Energy Corporation (a Delaware corporation), the limited partner in Panda-Brandywine. The Company, through its general and limited partnership interests, owns 100% of Panda-Brandywine and, as of July 31, 1996, owns 100% of Panda-Rosemary. Prior to July 31, 1996, the Company owned 10% of Panda-Rosemary. The Rosemary and Brandywine projects are located in the United States. Other direct or indirect wholly owned subsidiaries of PIC include Panda Funding Corporation ("PFC"), Panda-Rosemary Funding Corporation ("PRFC") and Panda Cayman Interfunding Corporation ("PIC Cayman"), which have been formed to facilitate the financing of the development and acquisition of independent power projects.

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

      Merchant Holding (which collectively with its subsidiaries is a development stage enterprise having no operating revenues), through wholly owned subsidiaries, holds the Company's ownership interests (100% as of December 31, 1998) in two projects under development in Texas (see Note 5) and certain other projects under development.

      Additionally, the Company conducts other development activities through various subsidiaries.


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

      PLANT AND EQUIPMENT -- Electric generating facility assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years. Depreciation of office furniture, equipment, and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Costs, including interest on funds borrowed to finance the construction of facilities, related to projects under construction are capitalized as construction in progress. Construction in progress balances are transferred to electric generating facilities when the assets are ready for their intended use. Capitalized interest was $11,055,172, $2,057,000 and $7,344,000 during 1996, 1997 and 1998, respectively. The costs of major overhaul projects that are scheduled at predetermined intervals, generally three to five years, are capitalized and amortized over the period until the next scheduled overhaul. Routine maintenance and repair costs are charged to expense as incurred.

      DEVELOPMENT COSTS -- The Company capitalizes the costs of developing new projects after achieving certain project-related milestones which indicate that completion of the project is probable. Such costs include direct incremental amounts incurred for professional services (primarily legal, engineering and consulting services), permits, options and deposits on land and equipment purchase commitments, capitalized interest and other related costs. The continued capitalization is subject to on-going risks related to successful completion, including legal, political, siting, financing, construction, permitting and contract compliance. Development costs are transferred to construction in progress when financing has been obtained and construction activity has commenced, or are expensed at the time the Company determines that a particular project will no longer be developed.

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

      REVENUE RECOGNITION -- Revenue generated from the sale of electric capacity and energy from the Rosemary project is recognized based on the amount billed under the power purchase agreements. The revenue generated from the sale of electric capacity and energy from the Brandywine project is recognized based on the lesser of the amount billable under the power purchase agreement or an amount determined by the annual kilowatts made available multiplied by the estimated average revenue per kilowatt over the term of the power purchase agreement. Revenue from the sale of steam and chilled water is recognized based on the output delivered at rates specified under contract terms.

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

      ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $3,308,000, $5,975,000 and $7,200,000 in 1996, 1997 and 1998, respectively, and are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

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

      INTEREST COST -- Total interest cost incurred, including capitalized interest, was $30,469,184, $57,386,157 and $64,543,458 in 1996, 1997 and 1998,
respectively.

      CHANGE IN ACCOUNTING STANDARDS -- Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years beginning after June 15, 1999. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations. The new standard will supercede or amend existing standards that deal with hedge accounting and derivatives. The Company has not yet determined the effect adopting this standard will have on its financial statements.

      CONSOLIDATION -- The consolidated financial statements include the accounts of all subsidiaries in which the Company has a controlling financial interest. All material intercompany accounts and transactions are eliminated in consolidation. For the years ended December 31, 1996, 1997 and 1998, the consolidated financial statements include all subsidiaries with the exception of a project in Nepal (see Note 6). The Company uses the equity method of accounting for the Nepal project.


3.  ADVANCES TO PARENT

      Advances to parent represent cash advances to or from the parent, allocations of general and administrative expenses from the parent, and the excess of liabilities assumed over the assets contributed on projects owned by the parent and contributed in connection with the formation of the Company.

      The advances to parent for the years ended December 31, 1996, 1997 and 1998 consist of the following:


      Balance, January 1, 1996..............................  $26,869,548
      Cash advanced to parent, net..........................   29,221,392
      Administrative costs allocated from parent               (3,308,000)
                                                            --------------

      Balance, December 31, 1996............................   52,782,940
      Cash advanced to parent, net..........................    5,930,441
      Administrative costs allocated from parent               (5,975,000)
                                                            -------------

      Balance, December 31, 1997............................   52,738,381
      Cash advanced to parent, net..........................    4,227,377
      Administrative costs allocated from parent.              (7,200,000)
                                                            -------------

      Balance, December 31, 1998............................  $49,765,758
                                                            =============

      The average balance of advances to parent was $39,826,000, $52,760,000 and $51,252,000 during 1996, 1997 and 1998, respectively.

4. FUEL OIL, SPARE PARTS AND SUPPLIES

     Fuel oil, spare parts and supplies are comprised of the following amounts:

                                          1997             1998
                                       ---------------------------

            Fuel oil.................  $3,232,983       $3,095,299
            Spare parts and supplies    3,031,566        3,228,892
                                       ----------       ----------
                      Total..........  $6,264,549       $6,324,191
                                       ==========       ==========

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

      The Rosemary Project produces both electricity and useful thermal energy in the form of steam. Electric capacity and energy sales are based on the terms of the power purchase agreement between Panda-Rosemary and Virginia Electric Power Company ("VEPCO") dated January 24, 1989. The agreement requires Panda-Rosemary to provide VEPCO with all the available capacity of the Rosemary Project on an as-needed basis with VEPCO obligated to pay for the power delivered and dependable capacity of the facility at a rate per kilowatt which decreases in certain periods as defined by the agreement. The term of the agreement is 25 years and expires December 2015. A financial institution has provided a letter of credit for approximately $5 million guaranteeing Panda-Rosemary's performance under the power purchase agreement. Steam and chilled water are sold to a third party under a separate agreement which also has a term of 25 years and expires December 2015. The Rosemary Project is managed by PRC, the general partner, and was operated by an unrelated third party through 1996. Effective January 1, 1997, the Rosemary Project is operated by a subsidiary of PEII. The Company incurred management fees of $1,675,142 and $1,709,368 to the affiliated management company for the years ended December 31, 1997 and 1998, respectively.

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

      Prior to acquiring the Investor's 90% limited partnership interest on July 31, 1996, the Company controlled Panda-Rosemary through its general partner interest. As general partner, the Company has exclusive management authority over the operations of Panda-Rosemary. Accordingly, Panda-Rosemary's statements of operations and of cash flows for the period January 1, 1996 through July 31, 1996 (in addition to the post-acquisition period) have been consolidated in the accompanying financial statements. The capital of the Investor and Panda-Rosemary's net income allocated to the Investor are presented as minority interest in the accompanying financial statements.

      BRANDYWINE PROJECT -- On August 9, 1991, Panda-Brandywine entered into a power purchase agreement ("PPA") with Potomac Electric Power Company ("PEPCO") to build a 230 megawatt gas-fired facility in Brandywine, Maryland ("Brandywine Project"). The Brandywine Project, constructed by Raytheon Engineers and Constructors, Inc. ("Raytheon") under a fixed fee, turnkey contract, was substantially completed and commenced commercial operations in October, 1996.

      The PPA requires Panda-Brandywine to supply PEPCO with all available capacity from the facility for the 25-year term of the agreement with a guaranteed dispatch level of at least 60 hours per week for the first 15 years. In late 1997, Panda-Brandywine and PEPCO reached an agreement, which was finalized in July 1998, for modification of the PPA. Under the agreement, the amount of capacity payments will be increased (as compared with the capacity payments originally anticipated) during the early years, and will be reduced during the later years, of the Brandywine Power Purchase Agreement. In July 1998, PEPCO paid to Panda-Brandywine an additional capacity payment of approximately $3.8 million, which represents the difference between the originally scheduled capacity payments and the capacity payments due under the agreement for the first nine months of 1997. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the agreement. Additionally, PEPCO agreed to release certain amounts of capacity to Panda-Brandywine for resale of energy to other parties, and to grant Panda-Brandywine the right to sell additional energy to other parties subject to the availability of the facility. The agreement with PEPCO required the consent of the financing parties, including GECC, under the capital lease financing arrangements for the facility. In this regard, in July 1998 Panda-Brandywine also executed an agreement with GECC which, among other things, provides for the revision of the lease payment schedule to GECC in order to match the revised capacity payment schedule with PEPCO. See Note 8.

      A construction loan commitment in the amount of $215 million was provided by General Electric Capital Corporation ("GECC") in April, 1995. On December 30, 1996 the loan converted to a capital lease with GECC in the amount of $217.5 million with a twenty year term and two five year renewal options (see Note 8). GECC has committed to provide letters of credit up to a maximum of approximately $7.3 million (under certain circumstances) guaranteeing Panda-Brandywine's performance under the agreement.

      KATHLEEN PROJECT -- In 1991, through a wholly-owned subsidiary, the Company entered into a 30-year power purchase agreement with Florida Power Corporation ("Florida Power") to build a 75 megawatt gas-fired facility near Lakeland, Florida ("Kathleen Project"). The Company and Florida Power have been engaged in litigation before various state and federal forums in Florida over the interpretation of the Kathleen power purchase agreement. In 1995, Florida Power filed an action with the Florida Public Service Commission ("Florida PSC") relating to the term of the power purchase agreement for the Kathleen Project and whether the Kathleen Project, as designed, is eligible to execute the power purchase agreement pursuant to Florida Power's bid solicitation and the Florida PSC's regulations. In 1996, the Florida PSC issued an order finding that: (1) the Kathleen Project, as designed, did not comply with the power purchase agreement and the Florida PSC's regulations; (2) the capacity payments under the power purchase agreement should only extend for 20 years (as opposed to the 30 year stated term of the agreement); and (3) the construction and commercial operation milestones should be extended for an additional 18 months. The Company appealed this ruling to the Florida Supreme Court. In 1997, the Florida Supreme Court issued a ruling affirming the earlier finding of the Florida PSC. In April 1998, the U.S. Supreme Court declined to review the matter, and the Florida PSC issued an order denying further extension of the previously granted 18-month milestone extension. In May 1998, the Company filed an action with the Florida Supreme Court seeking to reverse the Florida PSC's order. In August 1998, the Florida Supreme Court declined to review the matter. Accordingly, the development costs of $2.9 million were expensed in 1998. Additionally, certain deposits of approximately $0.8 million were expensed in 1998.

      LUANNAN PROJECT -- In 1994, PEII entered into a preliminary letter of intent with a subsidiary of the North China Power Group Company ("NCPGC") for the purchase and sale of electric energy from two 50 megawatt coal-fired cogeneration plants to be located in Luannan County, Tangshan Municipality, Hebei Province, China ("Luannan Project"). On September 22, 1995, Tangshan Panda and Tangshan Pan-Western entered into a Power Purchase Agreement with NCPGC for the purchase and sale of electric energy from the Luannan Project. Under the terms of the 20-year agreement, all electrical output of the project will be sold to NCPGC. The steam and hot water generated by Tangshan-Cayman's facility within the project will be sold to the domestic Chinese industrial and commercial markets by Tangshan Pan-Sino. Financing for the project was completed in April 1997 (see Note 8). The Luannan Project is being constructed pursuant to a fixed-price, turnkey contract with Harbin Power Engineering Company Limited, subject to escalation under certain circumstances. The functional currency for the Luannan Project is the U.S. dollar. The Company has incurred costs for the Luannan Project of $36.1 million and $81.5 million as of December 31, 1997 and 1998, respectively, which are included in plant and equipment under construction in progress in the accompanying balance sheet.

       The Company currently intends to make application to the Chinese government for determination of the initial tariff under the Luannan Power Purchase Agreement during the second quarter of 1999. There can be no assurance that such tariff will allow the Luannan Facility to generate sufficient revenues to meet outstanding debt obligations regarding the Luannan Facility, or that any subsequent applications for an increase in the tariff will be approved by the Chinese government.

      The Luannan Project is subject to political, regulatory and economic uncertainties, risks of expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions, construction risk, dependence on limited number of customers and other risks arising from foreign governmental sovereignty.

      TEXAS PROJECTS - At December 31, 1998, the Company was developing two "merchant plant" projects in Texas. The projects will sell electric energy to power purchasers and power marketers in the Electric Reliability Council of Texas ("ERCOT") on the basis of negotiated prices. Because the projects will be merchant plants, it is expected that the power purchasers will change from time to time over the lives of the projects.

      The first Texas project is a 1,000 megawatt ("MW") natural gas-fired electric generating facility to be located near the city of Paris, Lamar County, Texas (the "Paris Project"). Preliminary engineering work and equipment purchases for the project began in July 1998. The Company has incurred costs on the Paris Project of $51.3 million as of December 31, 1998. Such costs are included in the accompanying balance sheet in plant and equipment under development costs. The Company has entered into additional equipment purchase commitments of approximately $93 million for the project. The Company incurred certain short-term debt in connection with equipment purchases for the project (see Note 7). In February 1999, the Company sold the Paris Project to a third party and retained a 1% limited partnership interest (see Note 14).

      The second Texas project is a proposed 1,000 MW natural gas-fired electric generating facility to be located in Guadalupe County, Texas (the "Guadalupe Project"). Preliminary engineering work and equipment purchases for the Project began in July 1998. Commencement of full construction activity is subject to the successful completion of financing for the project. The Company has incurred costs on the Guadalupe Project of $7.4 million as of December 31, 1998. Such costs are included in the accompanying balance sheets in plant and equipment under development costs. The Company has entered into additional equipment purchase commitments of approximately $143 million for the project.

      NEPAL PROJECT -- The Company has an equity investment in a hydroelectric power project in Nepal. See Note 6.

6.  INVESTMENT IN JOINT VENTURE

      The Company has an investment in a joint venture (Bhote Koshi Power Company, Pvt. Ltd., referred to as "BKPC" ) with a major hydroelectric engineering company, a unit of the World Bank and a local Nepalese party to build a 36 megawatt hydroelectric facility on the upper Bhote Koshi River in Nepal ("Nepal Project"). The investment is accounted for under the equity method. The Company's ownership interest was transferred from a subsidiary of PEII to the Company at historical cost in June 1997. The functional currency of the Nepal Project is the U.S. dollar. A 25-year power purchase agreement with the Nepal Electricity Authority was signed in July 1996. The Nepal Project is being constructed pursuant to a fixed-price, turnkey contract with China Gezhouba Construction Group Corporation. Commercial operations are scheduled to commence in 2000.

      On December 29, 1997 financial closing occurred with respect to the Nepal Project. BKPC received commitments for (i) up to approximately $68.8 million in nonrecourse debt financing from a group of international lenders and (ii) up to approximately $29.5 million in equity from the Company and a group of third-party investors which includes one of the lenders. At December 31, 1997 and 1998, approximately $17.9 million and $28.9 million, respectively, of the debt commitments had been funded and were outstanding. The interest rates on the loans are a combination of fixed and variable rates, generally at the annual rate of 325 to 350 basis points above the London Interbank Offered Rate. Semiannual interest and principal payments on the loans commence in March 1998 and March 2001, respectively. Final maturity of the loans occurs at dates ranging from 2008 through 2011. Commitment fees of 1% to 2% are payable on undisbursed portions of the loan commitments.

      The equity commitments of up to approximately $29.5 million referred to above include approximately $3.1 million in project development and administrative expenses previously incurred by PEII and the investors which cannot be capitalized under generally accepted accounting principles and which therefore are not reflected in BKPC's balance sheet. At December 31, 1997 and 1998, approximately $5.1 million and $9.2 million, respectively, of the equity commitment (in addition to the $3.1 million of project development and administrative expenses referred to above) had been contributed. The Company had contributed $10.8 million in capitalized development costs (in addition to $1.2 million in project development and administrative expenses) and received cash reimbursement from BKPC at financial closing for $10.0 million of those costs. The Company has satisfied its equity commitment of $2 million as of December 31, 1997. In addition to the basic equity commitment, the Company and the investors are required to contribute up to $10 million on a pro-rata basis in the event of cost overruns.

      The Company and an outside investor ("Investor") jointly own a 75% interest in BKPC and other investors own the remaining 25%. Based on the agreement with the Investor, cash flow attributable to the Company's and the Investor's combined 75% ownership interest will be allocated 85% to the Investor and 15% to the Company until the Investor achieves a 20% internal rate of return on its investment (the "Flip Date"), and then 90% to the Company and 10% to the Investor thereafter.

      During August 1998, a flood occurred in the upper Bhote Koshi River basin and as a result, the Nepal Project is expected to experience a delay of up to six months in reaching commercial operations. The total cost of property damage was approximately $800,000. BKPC has insurance coverage for substantially all of the loss, including business interruption coverage, subject to a $100,000 deductible on property damage and a 60-day uncovered period on business interruption coverage. In January 1999, BKPC received insurance proceeds of $1.7 million, consisting of approximately $700,000 for property damage and an advance of $1 million for an acceleration program to mitigate the delay caused by the flood. The delay in the commercial operation date is not expected to cause any termination or other default event under the applicable power purchase agreement. In this regard, BKPC has provided notice to the Nepalese Government and the Nepal Electric Authority that it intends to seek appropriate schedule and cost relief afforded it pursuant to the applicable force majeure provisions under various project agreements.

      The Nepalese Government has recently replaced various taxes with a broad "Value Added Tax" ("VAT") and has applied the VAT to the Nepal Project. BKPC management believes that application of the VAT amounts to a "Change in Law" under the force majeure provisions in the applicable power purchase agreement and, accordingly, has delivered notice to Nepal Electric Authority that it intends to seek appropriate price relief to recover any VAT imposed on the Nepal Project.

      The Company does not believe that the flood or VAT situations will cause a material adverse effect on its financial condition, results of operations or cash flows.

      The Nepal Project is subject to political, regulatory and economic uncertainties, risks of expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions, construction risk, dependence on limited number of customers and other risks arising from foreign governmental sovereignty.

       BKPC is a development stage enterprise. All development and construction costs incurred to date have been capitalized. Summarized financial information for BKPC at December 31, 1997 and 1998 and for the years then ended is as follows:



                                                      1997              1998
                                                   -----------       -----------
Balance Sheet:

Cash .......................................       $   146,000       $   224,954
Restricted cash - current ..................         5,637,608         2,675,625
Insurance proceeds receivable ..............              --           1,719,272
Construction in progress and
    other current assets ...................        20,300,702        39,073,422
                                                   -----------       -----------

Total assets ...............................       $26,084,310       $43,693,273
                                                   ===========       ===========


Current liabilities ........................       $ 3,126,827       $ 5,898,601
Long-term debt .............................        17,851,667        28,929,809

Stockholders' equity .......................         5,105,816         8,864,863
                                                   -----------       -----------

Total liabilities and equity ...............       $26,084,310       $43,693,273
                                                   ===========       ===========

Statement of operations:

Flood damage deductible ....................       $      --         $   100,000

Foreign exchange loss ......................              --             280,213
                                                   -----------       -----------


Net loss ...................................       $      --         $   380,213
                                                   ===========       ===========

7.  SHORT-TERM DEBT

      In December 1998, the Company entered into a Bridge Financing Agreement ("BFA") with a lender to borrow an aggregate principal amount of approximately $47.9 million at an annual interest rate of 10% for the purpose of making payments required under certain agreements for the Paris Project (see Note 5). In December 1998, the Company borrowed $33 million under the BFA. Borrowings under the BFA are collateralized by the assets of the Paris Project and by the general and limited partnership interests therein.

      During January and February 1999, the Company borrowed the remaining available principal amount of approximately $14.9 million. In February 1999, the total principal amount and accrued interest thereon was repaid in connection with the sale of the Paris Project (see Note 14).


8.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

      Long-term debt and capital lease obligation of the Company as of December 31, 1997 and 1998 are summarized as follows:
                                                       1997             1998
                                                      -----            -----

First Mortgage Bonds for Rosemary Project .....  $ 104,521,719    $  98,704,744
Series A Bonds ................................    105,309,201      105,309,201
Senior Secured Notes ..........................    145,653,823      146,651,674
                                                 -------------    --------------
Total long-term debt ..........................    355,484,743      350,665,619
         Less current portion .................     (5,816,974)      (5,924,989)
                                                 -------------    -------------
                                                 $ 349,667,769    $ 344,740,630
                                                 =============    =============

Capital lease obligation for Brandywine Project  $ 231,278,528    $ 246,078,324
                                                 =============    =============

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

      Under the loan agreement, TCW also received 1,004,000 warrants to purchase shares of PEII stock. A loan discount of $1,241,812 was created as a result of allocating value to the warrants. The carrying value of the warrants is adjusted annually to the redemption price. Such adjustment, which was allocated to the Company from PEII until the debt was retired in July 1996, was $172,924 in 1996 and was recorded as interest expense in the accompanying statements of operations.

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


      While amounts are outstanding under the Rosemary Bonds, all revenues of Panda-Rosemary are remitted to a collateral agent. Funds held by the collateral agent are included in the accompanying consolidated balance sheets as restricted cash-current. On a monthly basis, the collateral agent remits to Panda-Rosemary remaining funds available after payment of all expenditures relating to the Rosemary project, including debt service, provided that Panda-Rosemary is in compliance with the debt covenants. Additionally, the collateral agent withholds funds to meet future debt service, maintenance and pollution control requirements, as required under the indenture. These amounts are included in the accompanying consolidated balance sheets as restricted cash-current and restricted cash-debt service reserves and escrow deposits.

      SERIES A BONDS -- In July 1996, Panda Funding Corporation ("PFC"), a wholly-owned subsidiary of the Company, issued $105,525,000 of pooled project bonds ("Series A Bonds"). The Series A Bonds bear interest at a fixed rate of 11-5/8% payable semiannually commencing February 20, 1997. Scheduled principal payments are required semiannually, with certain exceptions, commencing August 20, 1999 and will continue through maturity on August 20, 2012. The Series A Bonds are subject to mandatory redemption prior to maturity under certain conditions. The Series A Bonds are fully and unconditionally guaranteed by PIC and are guaranteed on a limited basis by Interholding up to a maximum amount specified by the guarantee agreement which approximates $25.1 million at December 31, 1998. Additionally, the Series A Bonds are secured by (i) all of the capital stock of PFC, PIC and Interholding, (ii) 60% of the capital stock of PIC Cayman, (iii) PIC's interest in distributions from Interholding, and (iv) certain other collateral. The Series A Bonds are effectively subordinated to the obligations of PIC's subsidiaries under project-level financing arrangements. The indenture contains certain covenants, including limitations on distributions, additional debt and certain other transactions.

      While amounts are outstanding under the Series A Bonds, all distributions to PIC from Interholding and certain proceeds received from PIC Cayman are remitted to a collateral agent. On a monthly basis, the collateral agent remits to PIC remaining funds available after satisfaction of PIC's debt service obligations (including amounts withheld, if necessary, to meet future debt service and reserve fund requirements as required by the indenture) provided that PIC is in compliance with the debt covenants.

      In connection with the issuance of the Series A Bonds, the Company advanced approximately $34.8 million to PEII for project development and general corporate purposes (see Note 3).

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

      The Brandywine Project commenced commercial operations on October 31, 1996. The construction loan was converted to long-term non-recourse financing of $217.5 million in the form of a capital lease on December 30, 1996. To effect the lease financing, title to the Brandywine Project was transferred to a third party trustee and leased back to Panda-Brandywine. The Brandywine facility lease is a net lease with an initial term of 20 years and two five-year renewal options. In connection with the revision of the PPA in 1998, the payment schedule of the capital lease was revised in order to match the revised capacity payment schedule from PEPCO under the PPA (see Note 5). The modification of lease terms resulted in an increase to the capital lease asset (electric generating facilities) and the related capital lease obligation in the amount of $4.8 million. The minimum lease payments through 1999 are less than the interest expense on the capital lease obligation, resulting in increases in the principal amount of the capital lease obligation. Amortization of the principal amount of the capital lease obligation begins in 2000. The documents governing the lease financing contain various affirmative and negative covenants, including limitations on the ability of Panda-Brandywine to make distributions to its partners. In connection with the capital lease financing, GECC has committed to provide letters of credit up to a maximum of approximately $7.3 million under certain circumstances (see Note 5). The letters of credit have an annual fee of 1.50% on any amounts outstanding.

      The future minimum lease commitments under the capital lease for the Brandywine Project are as follows:

       1999.............................................   $  21,783,243
       2000 ............................................      24,887,466
       2001.............................................      28,642,520
       2002.............................................      30,057,397
       2003.............................................      30,215,606
       Thereafter ......................................     392,239,248
                                                           -------------
       Total minimum lease payments.....................     527,825,480
       Amounts representing interest ...................    (281,747,156)
                                                           -------------
       Present value of net minimum payments ...........   $ 246,078,324
                                                           =============

      LONG-TERM DEBT MATURITIES -- The principal maturities of long-term obligations, excluding the capital lease relating to the Brandywine Project, for each of the five years succeeding December 31, 1998 and thereafter are as follows:

      1999 ..............................................   $   5,924,989
      2000 ..............................................       7,674,598
      2001 ..............................................      11,629,603
      2002 ..............................................      18,081,509
      2003...............................................      22,107,717
      Thereafter ........................................     293,795,529
                                                            -------------
      Total..............................................     359,213,945
      Less discount .....................................      (8,548,326)
                                                            -------------
                                                            $ 350,665,619


9.  INCOME TAXES

      A provision for income taxes for 1996 and 1997 was not recorded since operating losses were incurred for each year. A deferred tax benefit of $25,000,000 was recognized for 1998 as discussed below.

      The Company has approximately $53 million of domestic net operating loss carryforwards at December 31, 1998, the benefits of which will be available to the Company when realized by PEII. The net operating loss carryforwards will expire during the years 2007 to 2018. Additionally, the Company's foreign subsidiaries have approximately $15 million of net operating loss carryforwards which are considered to be permanently invested outside the United States and are not currently available to offset U.S. taxable income.

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1997 and 1998 were as follows:

                                                     1997             1998
                                                 -----------      -----------

            Deferred tax assets:
   Capital lease obligation .............      $  80,948,000     $  86,127,000
   Domestic net operating loss
carryforward ............................         14,178,000        18,609,000
   Foreign net operating loss
carryforward ............................          2,545,000         5,281,000
                                               -------------     -------------

                                                  97,671,000       110,017,000
                                               -------------     -------------
Deferred tax liabilities:
   Plant and equipment ..................         59,436,000        60,402,000
   Other ................................         12,409,000        14,373,000
                                               -------------     -------------
                                                  71,845,000        74,775,000
                                               -------------     -------------

Net deferred tax assets .................         25,826,000        35,242,000

Valuation allowance .....................        (25,826,000)      (10,242,000)
                                               -------------     -------------

Net deferred tax asset ..................      $        --       $  25,000,000
                                               =============     =============

      SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, prior to 1998 the Company had established a full valuation allowance against these carryforward benefits. The Company's policy is to recognize the benefits only when it is determined that it is more likely than not that such benefits will be realized. Realization is entirely dependent upon future earnings in specific tax jurisdictions. In 1998, the Company reduced the valuation allowance, recognizing a deferred tax benefit, because the $86.7 million gain on the subsequent sale of the Paris Project (see Note 14) will cause the likely future realization of a portion of the domestic deferred tax assets. The remaining valuation allowance fully offsets the foreign net operating loss carryforward. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense or as an income tax benefit.

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax losses as a result of the following differences:

                                      1996             1997             1998
                                 ------------     ------------     ------------
Income tax at statutory
    U.S. tax rate ...........    $(11,430,000)    $(11,364,000)    $ (9,416,000)
Change in valuation
 allowance ..................      11,430,000       11,364,000      (15,584,000)
                                 ------------     ------------     ------------
Provision (benefit)
   for income taxes (all
 deferred) ..................    $       --       $       --       $(25,000,000)
                                 ============     ============     ============

10.    COMMITMENTS AND CONTINGENCIES

      The Rosemary and Brandywine projects operate as qualifying facilities, and the related power contracts are subject to the rules and regulations under the Public Utilities Regulatory Policies Act of 1978 ("PURPA"). In order to promote open competition in the industry, proposed legislation in the U.S. Congress has called for either a repeal of PURPA or a complete restructuring of the regulations governing the electric industry including PURPA. These federal initiatives are generally not yet effective, but many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In most cases, any initiatives discussed have indicated that power sales agreements of existing qualifying facilities would be honored. The Company cannot predict the final form or timing of the proposed restructuring on a federal or individual state level or the impact, if any, that such restructuring would have on the Company's existing business or results of operations. The Company believes that any such restructuring would not have a material effect on its power sales agreements and, accordingly, believes that its existing business and results of operations would not be materially adversely affected, although there can be no assurance in this regard.

      As discussed in Note 5, Raytheon constructed the Brandywine Project pursuant to a fixed-price, turnkey engineering, procurement and construction contract (the "Brandywine EPC Agreement") with Panda-Brandywine. Raytheon completed the construction and start-up of the Brandywine Project and has met the requirements for commercial operations and substantial completion under the Brandywine EPC Agreement. The date on which commercial operations were achieved and the entitlement of Raytheon to certain early completion bonuses under the Brandywine EPC Agreement have been the subject of a dispute between Panda-Brandywine and Raytheon. Panda-Brandywine and Raytheon have reached an agreement under which payment of the disputed amount will not be required, subject to payment of Panda-Brandywine's undisputed obligation to Raytheon of approximately $3 million in accordance with the terms of the agreement. As of December 31, 1998, Panda-Brandywine had paid approximately $2.1 million of the obligation. The remaining obligation of approximately $0.9 million is due in 1999.

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

      PEII is also involved in other legal and administrative proceedings in the ordinary course of business. Management believes that the amount of ultimate liability allocable to the Company with respect to these matters will not have a material impact on the financial position, results of operations or cash flows of the Company.

11. RELATED PARTY TRANSACTIONS

      The Company purchases insurance coverage through an agency owned by a major shareholder of PEII who is also a member of the board of directors of PEII and a relative of PEII's chairman. The Company believes such coverage is on terms that are no less favorable than reasonably available from unaffiliated third parties. Total insurance purchases through this agency were $754,388, $1,666,623 and $994,810 for the years ended December 31, 1996, 1997 and 1998, respectively.

      The Rosemary Project is operated by an affiliated management company which is a subsidiary of PEII (see Note 5). In 1998, the Luannan Project, the Nepal Project and the Brandywine Project paid management fees to PEII of $1,632,800, $300,000 and $180,000, respectively.

12.     FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's assets and liabilities have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on their estimated fair value amounts. The fair value of current financial assets, current financial liabilities, and debt service reserves and escrow deposits, are estimated to be equal to their reported carrying amounts. The Company's debt securities have limited trading. The fair value of these securities at December 31, 1997 and 1998 is estimated based on a third party quotation.

      The estimated fair values of the Company's debt securities as of December 31, 1997 and 1998 are as follows:

                                                     CARRYING VALUE  FAIR VALUE
                                                     --------------  ----------
  1997:  Long-term debt, including current portion... $355,484,743  $360,500,000
  1998:  Long-term debt, including current portion...  350,665,619   260,400,000

      The Company is also a party to letters of credit. Historically, no claims have been made against these financial instruments and management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required. Therefore, management is of the opinion that the fair value of these instruments is zero.

13.   SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

      The Company's electric capacity and energy sales are derived primarily from two power sales contracts with two domestic customers. The failure of these customers to fulfill their contractual obligations could have a substantial negative impact on the Company's revenue. However, the Company does not anticipate non-performance by the customers under these contracts. The portion of electric capacity and energy sales attributable to the two power sales contracts were as follows:

                                          1996          1997         1998
                                       -----------   -----------  ------------
            VEPCO (Panda-Rosemary).....    91%           43%           37%
            PEPCO (Panda-Brandywine)...     9%           52%           56%

      The Company operates in a single industry, the independent power industry. All of the Company's operating revenues are derived from domestic operations. The Company's long-lived assets are located in the United States, except for the Luannan Project in China (see Note 5) and the Nepal Project in Nepal (see Note
6).

14.   SUBSEQUENT EVENT

      In February 1999, the Company sold the Paris Project (see Note 5) to a third party for a price of approximately $160.5 million. The Company retained a 1% limited partnership interest in the project. Of the sale price, $10 million will be held in escrow pending the resolution of certain contingencies regarding the completion of the project. After the project commences commercial operations, any funds remaining in escrow will be distributed to the Company. In connection with the sale, the Company repaid the borrowings and accrued interest under the Bridge Financing Agreement of approximately $48.5 million (see Note
7). The Company realized a gain of approximately $86.7 million on the sale. Gain recognition will be deferred on the $10 million held in escrow pending final disposition of the escrowed funds.