Form 10-Q
period 1999-03-31
PANDA GLOBAL HOLDINGS INC
filed 1999-05-17
CIK 1038504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1999.

                  Common Stock, Par Value $.01 Per Share 1,000

                     PART I - FINANCIAL INFORMATION


                                                                            PAGE

Item 1.  Financial Statements (Unaudited)                                    F-1


Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             1


                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                   6

Item 5.  Other Information                                                     6

Item 6.  Exhibits and Reports on Form 8-K                                      6


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

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

                                   (Unaudited)

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                (Unaudited)
                                                               December 31,      March 31,
                                                                  1998             1999
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents ...............................   $   2,056,317    $   1,997,454
  Restricted cash - current ...............................      52,668,167      132,423,492
  Accounts receivable .....................................       9,582,815       11,677,801
  Fuel oil, spare parts and supplies ......................       6,324,191        6,196,835
  Deferred taxes ..........................................      18,609,000             --
  Other current assets ....................................       1,934,610        1,535,843
                                                              -------------    -------------
    Total current assets ..................................      91,175,100      153,831,425

Plant and equipment:
  Electric generating facilities ..........................     301,411,796      301,322,454
  Furniture and fixtures ..................................         542,989          542,989
  Less: accumulated depreciation ..........................     (50,314,383)     (53,287,588)
  Construction in progress ................................      81,475,023       91,885,173
  Development costs and equipment deposits ................      58,751,189        8,000,000
                                                              -------------    -------------
    Total plant and equipment, net ........................     391,866,614      348,463,028

Investment in joint venture ...............................         793,880          948,123

Restricted cash - debt service reserves and escrow deposits      39,022,048       49,147,180

Deferred taxes ............................................       6,391,000        6,391,000

Debt issuance costs, net of accumulated
  amortization of $3,239,618 and $3,652,731, respectively .      11,893,362       11,480,249
                                                              -------------    -------------
                                                              $ 541,142,004    $ 570,261,005
                                                              =============    =============

           See accompanying notes to condensed financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                              (Unaudited)
                                                            December 31,       March 31,
                                                               1998             1999
                                                           -------------    -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs .................................   $   9,106,941    $  11,230,252
    Interest and letter of credit fees .................       9,770,768       11,544,256
    Operating expenses and other .......................       6,980,241        3,734,871
  Short-term debt ......................................      33,000,000             --
  Current portion of long-term debt ....................       5,924,989        6,365,604
                                                           -------------    -------------
      Total current liabilities ........................      64,782,939       32,874,983

Deferred revenue .......................................      12,669,811       23,965,795

Long term debt, less current portion ...................     344,740,630      343,102,207

Capital lease obligation ...............................     246,078,324      248,555,032

Minority interest ......................................       5,741,166        5,741,166

Commitments and contingencies (Note 4)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding ............................              10               10
  Advances to parent ...................................     (49,765,758)     (53,212,028)
  Accumulated deficit ..................................     (83,105,118)     (30,766,160)
                                                           -------------    -------------
                                                            (132,870,866)     (83,978,178)
                                                           -------------    -------------
                                                           $ 541,142,004    $ 570,261,005
                                                           =============    =============

           See accompanying notes to condensed financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                   (UNAUDITED)

                                                            1998             1999
                                                       -------------    -------------
REVENUE:
  Electric capacity and energy sales ...............   $  16,611,008    $  22,086,346
  Steam and chilled water sales ....................         189,938          147,323
  Interest income ..................................       2,272,754        1,633,073
  Other income - gain on sale of development project            --         86,698,331
                                                       -------------    -------------
                                                          19,073,700      110,565,073
                                                       -------------    -------------
EXPENSES:
  Plant operating expenses .........................       4,661,158        5,597,139
  Project development and administrative ...........       2,430,519        5,016,188
  Interest expense and letter of credit fees .......      14,633,578       13,617,469
  Depreciation .....................................       2,917,687        2,973,206
  Amortization of debt issuance costs ..............         412,925          413,113
                                                       -------------    -------------
                                                          25,055,867       27,617,115
                                                       -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES ..................      (5,982,167)      82,947,958

  Income tax benefit (expense):
    Current ........................................            --        (12,000,000)
    Deferred .......................................            --        (18,609,000)
                                                       -------------    -------------
      Total income tax expense .....................            --        (30,609,000)
                                                       -------------    -------------
NET INCOME (LOSS) ..................................   $  (5,982,167)   $  52,338,958
                                                       =============    =============

           See accompanying notes to condensed financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)

                                           COMMON STOCK                                                 TOTAL
                                   -----------------------------   ADVANCES (TO)    ACCUMULATED     SHAREHOLDER'S
                                       SHARES         AMOUNT        FROM PARENT        DEFICIT         DEFICIT
                                   -------------   -------------   -------------    -------------    -------------
BALANCE, January 1, 1999 .......           1,000   $          10   $ (49,765,758)   $ (83,105,118)   $(132,870,866)

  Advances (to) from parent, net            --              --        (3,446,270)            --         (3,446,270)

  Net income ...................            --              --              --         52,338,958       52,338,958
                                   -------------   -------------   -------------    -------------    -------------
BALANCE, March 31, 1999 ........           1,000   $          10   $ (53,212,028)   $ (30,766,160)   $ (83,978,178)
                                   =============   =============   =============    =============    =============

           See accompanying notes to condensed financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

                                  (UNAUDITED)

                                                                    1998             1999
                                                                -------------    -------------
OPERATING ACTIVITIES:
  Net income (loss) .........................................   $  (5,982,167)   $  52,338,958
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Gain on sale of development project ...................            --        (86,698,331)
      Deferred tax expense ..................................            --         18,609,000
      Depreciation ..........................................       2,917,687        2,973,206
      Amortization of debt issuance costs ...................         412,925          413,113
      Amortization of loan discount and deferred
        interest on capital lease obligation ................       5,794,925        6,178,161
      Deferred revenue ......................................        (155,997)        (204,016)
  Changes in assets and liabilities:
    Accounts receivable .....................................      (1,210,528)      (2,094,986)
    Fuel oil, spare parts and supplies ......................        (101,102)         127,356
    Other current assets ....................................         (23,067)         398,767
    Accounts payable and accrued expenses ...................        (519,865)      (1,471,883)
                                                                -------------    -------------
      Net cash provided (used) by operating activities ......       1,132,811       (9,430,655)
                                                                -------------    -------------
INVESTING ACTIVITIES:
  Restricted cash - current .................................      17,105,669      (79,755,325)
  Additions to property, plant and equipment ................      (9,053,055)     (29,061,386)
  Sale of development project ...............................            --        168,503,059
  Restricted cash - debt service reserves and escrow deposits      (4,296,690)     (10,125,132)
                                                                -------------    -------------
      Net cash provided (used) by investing activities ......       3,755,924       49,561,216
                                                                -------------    -------------
FINANCING ACTIVITIES:
  Advances (to) from parent .................................      (2,169,100)      (3,790,163)
  Deferred revenue ..........................................            --          1,500,000
  Proceeds from short-term debt .............................            --         15,534,633
  Repayment of short-term debt ..............................            --        (48,534,633)
  Repayment of long term debt ...............................      (1,375,122)      (1,480,617)
  Repayment of capital lease obligation .....................      (2,610,509)      (3,418,644)
  Debt issuance costs .......................................         (10,000)            --
                                                                -------------    -------------
      Net cash provided (used) by financing activities ......      (6,164,731)     (40,189,424)
                                                                -------------    -------------
Increase (decrease) in cash and cash equivalents ............      (1,275,996)         (58,863)

Cash and cash equivalents, beginning of period ..............       2,929,289        2,056,317
                                                                -------------    -------------
Cash and cash equivalents, end of period ....................   $   1,653,293    $   1,997,454
                                                                =============    =============
NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

  Investment in joint venture ...............................   $        --      $     154,243
  Accrued construction costs ................................       5,200,000       11,230,252
  Interest expense on capital lease obligation ..............       5,550,437        5,895,352

           See accompanying notes to condensed financial statements.

                  PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

1.     ORGANIZATION AND BASIS OF PRESENTATION

            Panda Global Holdings, Inc. ("Panda Global", or collectively with its subsidiaries the "Company"), a wholly owned subsidiary of Panda Energy International, Inc. ("PEII"), was formed in March 1997 to hold the ownership interests in certain independent power projects which were formerly owned by other wholly owned subsidiaries of PEII. The ownership interests were transferred to the Company at PEII's historical cost. Because the transfers occurred between entities under common control, the transactions have been accounted for in a manner similar to a pooling of interests. The Company operates primarily through three direct wholly owned subsidiaries: Panda Energy Corporation ("PEC")( a Texas corporation) which indirectly holds the Company's ownership and leasehold interests in two domestic projects currently in operation; Panda Global Energy Company ("Global Cayman")(a Cayman Islands company), which indirectly holds the Company's ownership interests in two international projects currently under construction; and Panda Merchant Power Holding, LLC ("Merchant Holding")(a Delaware limited liability company), which has been established to hold the Company's ownership interests in any domestic projects which might be developed.

            PEC, through its wholly owned subsidiary Panda Interfunding Corporation ("PIC") and PIC's wholly owned subsidiary Panda Interholding Corporation ("Interholding"), holds the Company's ownership interest in the Rosemary project and leasehold interest in the Brandywine project. The entities holding such interests include the following: Panda Rosemary Corporation ("PRC"), the general partner in Panda-Rosemary, L.P. ("Panda-Rosemary"); PRC II Corporation ("PRC II"), the limited partner in Panda-Rosemary; Panda Brandywine Corporation, the general partner in Panda-Brandywine, L.P. ("Panda-Brandywine"); and Panda Energy Corporation (a Delaware corporation), the limited partner in Panda-Brandywine. The Company, through its general and limited partnership interests, owns 100% of Panda-Brandywine and, as of July 31, 1996, owns 100% of Panda-Rosemary. Prior to July 31, 1996, the Company owned 10% of Panda-Rosemary. The Rosemary and Brandywine projects are located in the United States. Other direct or indirect wholly owned subsidiaries of PIC include Panda Funding Corporation ("PFC") and Panda-Rosemary Funding Corporation ("PRFC") and Panda Cayman Interfunding Corporation ("PIC Cayman"), which have been formed to facilitate the financing of the development and acquisition of independent power projects.

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

            Merchant Holding (which collectively with its subsidiaries is a development stage enterprise having no operating revenues), through wholly owned subsidiaries, has been established to hold the Company's ownership interests in any domestic projects which might be developed.

            Additionally, the Company conducts other development activities through various subsidiaries.

2.  SIGNIFICANT ACCOUNTING POLICIES

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. The accompanying unaudited condensed consolidated financial statements for the three-month periods ended March 31, 1998 and 1999 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The amounts presented in the balance sheet as of December 31, 1998 were derived from the Company's audited consolidated financial statements.

            ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $1.5 million and $3.5 million for the three-month periods ended March 31, 1998 and 1999, respectively. Such costs are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

3.     POWER PROJECTS

            TEXAS PROJECTS-- In February 1999, the Company sold the Paris Project to a third party for a price of approximately $160.5 million. The Company retained a 1% limited partnership interest in the project. Of the sale price, $10 million is being held in escrow pending successful completion of the project within the anticipated time and cost budgets. After the project commences commercial operations, any funds remaining in escrow will be distributed to the Company. In connection with the sale, the Company repaid the borrowings and accrued interest under the Bridge Financing Agreement of approximately $48.5 million. The Company realized a gain of approximately $86.7 million on the sale. Gain recognition has been deferred on the $10 million held in escrow pending final disposition of the escrowed funds.

            In March 1999, the Company sold the Guadalupe Project (which was in the initial stage of development) to PEII for $8.0 million, which was the fair market value of the project as determined by an independent engineering firm. The proceeds in excess of the Company's capitalized costs of approximately $7.5 million on the project have been included in advances to parent in the accompanying financial statements.

            LUANNAN PROJECT -- The Company has incurred costs on the Luannan Project of $81.5 million and $91.9 million as of December 31, 1998 and March 31, 1999, respectively. Such costs are included in the accompanying balance sheets in plant and equipment under construction in progress.

            In May 1999, the Company filed an application with the Chinese government for determination of the initial tariff under the Luannan Power Purchase Agreement. The Company understands that current economic and political conditions in China could adversely affect the amount of the initial tariff. There can be no assurance that such tariff will allow the Luannan Facility to generate sufficient revenues to meet outstanding debt obligations regarding the Luannan Facility, or that any subsequent applications for an increase in the tariff will be approved by the Chinese government.

            NEPAL PROJECT -- BKPC, the Company's equity investee, has incurred costs for the Nepal Project (including development, construction and debt issuance costs) of $37.2 million and $40.5 million as of December 31, 1998 and March 31, 1999, respectively.

            EQUIPMENT DEPOSITS -- The Company has paid deposits of $8.0 million on equipment orders. Management has not assigned the equipment orders to specific projects.

4.  COMMITMENTS AND CONTINGENCIES

            The Rosemary and Brandywine projects operate as qualifying facilities, and the related power contracts are subject to the rules and regulations under the Public Utilities Regulatory Policies Act of 1978 ("PURPA"). In order to promote open competition in the industry, proposed legislation in the U.S. Congress has called for either a repeal of PURPA or a complete restructuring of the regulations governing the electric industry including PURPA. These federal initiatives are generally not yet effective, but many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In most cases, any initiatives discussed have indicated that power sales agreements of existing qualifying facilities would be honored. The Company cannot predict the final form or timing of the proposed restructuring on a federal or individual state level or the impact, if any, that such restructuring would have on the Company's existing business or results of operations. The Company currently believes that any such restructuring would not have a material effect on its power sales agreements and, accordingly, that its existing business and results of operations would not be materially adversely affected, although there can be no assurance in this regard.

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

            FIRST QUARTER 1999 COMPARED TO 1998

            The Company recorded net income of $52,339 in the first quarter of 1999 on revenues of $110,565 compared to a net loss of $5,982 on revenues of $19,074 during the same period in 1998. The increase in revenues in the 1999 period was primarily caused by a gain of $86.7 million from the sale of a 99% interest in the Paris project, as well as an increase in operating revenues at the Rosemary and Brandywine facilities.

              For the 1999 and 1998 periods, capacity revenues for the Rosemary Facility were $6,406 and $6,922, respectively, reflecting a contractual decrease in 1999. Energy revenues for the Rosemary Facility for the 1999 and 1998 periods were $687 and $4, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to the 1998 period. Capacity revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for the first quarter of 1999 and 1998 were $11,000 and $6,831, respectively, reflecting a contractual increase in 1999. Energy revenues from PEPCO for the Brandywine Facility for the first quarter of 1999 and 1998 were $2,665 and $2,769, respectively. The decrease in energy revenues for the Brandywine Facility is primarily attributable to lower energy prices at that facility compared to the 1998 period. In addition to capacity and energy revenues from PEPCO, the Company earned revenues of $1,279 in the 1999 period from excess capacity and energy sales on a merchant basis from the Brandywine Facility as allowed under the PEPCO agreement. Additionally, in the first quarter of 1999 and 1998, the Brandywine Facility had energy revenues of $49 and $85, respectively, from the sale of natural gas and fuel oil to other purchasers.

             Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $5,597 (25% of electricity revenues) in the 1999 period from $4,661 (28% of electricity revenues) in the 1998 period. The increase was primarily due to higher dispatch levels in the 1999 period.

            Project development and administrative expenses were $5,016 (23% of electricity revenues) and $2,431 (15% of electricity revenues) for the 1999 and 1998 periods, respectively. The increase in 1999 was primarily attributable to a higher level of management involvement and support that was required to complete the sale of the 99% interest in the Paris project, and to the accrual of employee bonuses at PEII in the first quarter of 1999 instead of the fourth quarter of 1998. Such bonuses, which are included in the overhead cost allocation pool, were accrued in the fourth quarter of 1997 and prior years.

            Interest expense decreased to $13,617 (62% of electricity revenues) in the 1999 period from $14,634 (88% of electricity revenues) in 1998 as a result of an increase in the capitalized portion of the interest cost on the Senior Secured Notes as the Luannan Facility approaches completion.

            Depreciation and amortization of debt issue costs amounted to $3,386 (15% of electricity revenues) in the 1999 period and $3,331 (20% of electricity revenues) in 1998. The slight increase in 1998 was primarily attributable to amortization of debt issue costs for the Senior Secured Notes issued in April 1997.

            The provision for income taxes, which was attributable to the gain on the sale of the Paris project, amounted to $30,609 in the first quarter of 1999. There was no provision for income taxes in the first quarter of 1998 due to the net loss incurred and the uncertainty at that time concerning the realization of the deferred tax asset that resulted from such net loss.

            As a result of the various factors discussed above, the Company recorded net income of $52,339 and a net loss of $5,982 for the 1999 and 1998 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

            In the 1999 and 1998 periods, the Company obtained cash from operations of the Rosemary Facility and the Brandywine Facility and from interest on cash balances. Additionally, the Company entered into a partnership agreement concerning the Paris project and received net proceeds of approximately $102 million, after repayment of project debt and escrowed funds, in exchange for partnership interests therein. The Company utilized a portion of this cash to service its debt and capital lease obligations, to fund project development efforts, and for general and administrative expenses.

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

MARKET RISK DISCLOSURES

            The Company has limited exposure to financial market risks. The Company attempts, whenever possible, to hedge certain aspects of its projects against the effects of fluctuations in inflation, interest rates, foreign currency exchange rates and energy prices. Because of the complexity of hedging strategies and the nature of the Company's operations, its results, although significantly hedged, will likely be somewhat affected, and in certain cases may be materially affected, by fluctuations in these variables and such fluctuations may result in material improvement of deterioration of operating results.

            The Company has generally structured the energy payments under its power generation sales contracts to adjust with similar price indices as do its contracts with the fuel suppliers for the corresponding power plants. The Company's operations currently consist primarily of businesses with long-term contracts. While the contract-based portfolio is expected to be an effective hedge against future energy and electricity market price risks, a significant portion of the Company's currently expected future revenues is anticipated to be derived from businesses without significant long-term revenue contracts. Increasing reliance on non-contract businesses in the Company's portfolio may subject the Company to potentially increasing electricity market price volatility.

            The Company has also used a hedging strategy in an attempt to insulate each plant's financial performance, where appropriate, against the risk of fluctuations in interest rates. Because the capacity payments at the Company's facilities are essentially fixed, the Company has attempted to hedge against interest rate fluctuations by arranging fixed rate financing. The Company's borrowings currently consist entirely of fixed rate obligations. There are no interest rate swaps or other hedging facilities related to these borrowings. The Company has no derivative financial instruments in place as of March 31, 1999.

            The Company has certain exposure to changes in the foreign currency exchange rate for the Chinese renminbi. This exposure is limited during the construction phase of the Luannan Facility because the related debt and most construction expenditures are denominated in U.S. dollars. After the project commences commercial operations, the exposure will increase because the project's operating revenues and expenses will be primarily denominated in the renminbi. However, certain components of the power price calculation may be adjusted to reflect local and U.S. inflation and foreign exchange rate fluctuations in order to mitigate the Luannan Facility's exposure to inflation and currency risks, and the operation and maintenance contract for the facility is denominated in dollars. Management currently believes that potential losses due to fluctuations in the Chinese currency will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

            The Company has an investment in a joint venture in Nepal which has debt at both fixed and variable interest rates. The joint venture has interest rate derivative agreements, consisting of interest rate swaps, which serve as hedges against a portion of the variable interest rate exposure. Most of the debt is denominated in U.S. dollars; however, a portion of the debt is denominated in the German mark. The joint venture has no hedging facilities relating to the mark-denominated debt. After commercial operations commence, the joint venture's foreign currency risk exposure will increase because a significant portion of the project's operating expenses will be primarily denominated in the Nepalese rupee. The project's operating revenues under the power purchase agreement are denominated in U.S. dollars. The Company uses the equity method of accounting for the joint venture. Management currently believes that potential losses to the joint venture due to fluctuations in interest rates and foreign currency exchange rates will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

YEAR 2000 MATTERS

            Set forth below is information regarding the Company's efforts to be prepared for problems associated with the potential inability of many existing computer programs and/or embedded computer chips to recognize the year 2000, both those in the Company's businesses and those that its businesses depend upon. Certain of these statements may constitute forward-looking information as contemplated by the Private Securities Litigation Reform Act of 1995, including those regarding the Company's expected readiness to handle Y2K problems, expected costs of remediation and testing, the future costs associated with business disruption caused by supplier or customer Y2K problems and the success of any contingency plans. The Company cautions that its predictions of the extent of potential problems and the effectiveness of measures designed to address them are based on numerous assumptions, including but not limited to the accuracy of statements or certifications from critical third parties and vendors, the ability to identify and remediate or replace embedded computer chips in affected equipment, and resource availability, among other things, and readers should be aware that actual results might differ materially from those discussed below.

            The Company's approach to analyzing Y2K issues is to (1) inventory all systems and equipment likely to be affected, (2) perform an inventory assessment, (3) conduct remediations, (4) test all equipment and systems, and
(5) develop contingency plans to aid in business continuity.

STATE OF  READINESS

            In 1998, the Company established a readiness program, led by a senior executive and consisting of a team of employees with extensive knowledge of the Company's businesses and processes, as well as outside consultants experienced in these areas who are being used as advisors to assist with third-party analysis and contingency planning. The Company estimates that it has identified the potential problems in non-information technology (IT) areas such as distributed control systems, programmable logic control systems, gas and electricity metering systems, environmental emissions monitoring equipment, back-up power systems and telephone and security systems. Additionally, the Company estimates that it has identified the potential issues regarding the more traditional IT areas such as computer hardware and software programs for accounting and payroll, among others. The Company's generation plants are also significantly dependent on transmission and distribution systems to carry the electricity to the ultimate end users. Due to the interdependent nature of the electricity supply chain, the Company has extended its evaluation of Y2K issues to include key suppliers, customers and vendors, and has sought written assurance from these parties as to their Y2K readiness. The Company expects to complete steps one through four, referred to above, by the end of the third quarter of 1999. The Company's businesses are currently working through planned programs in order to achieve Y2K readiness.

COSTS OF ADDRESSING Y2K ISSUES

            Based on internal analysis, the Company does not anticipate that the costs to achieve full Y2K readiness company-wide will be material. This estimate includes expected costs to make its businesses Y2K ready, but not necessarily the costs associated with post-Y2K corrective actions or damage, if any.
The Company expects to fund these expenditures through internal sources.

RISKS OF Y2K FAILURES

            Failures by each of the Company's generation facilities to address Y2K issues may lead to numerical errors that, if not addressed or mitigated, may cause system malfunctions resulting in the inability to deliver electricity, among other things. There can be no assurance that Y2K issues will not materially adversely impact the Company's facilities, services, competitive conditions, operating results, financial conditions or cash flows. The Company's generating businesses may also be unable to deliver electricity because of the failure of the interconnected distribution companies to receive or transmit the electricity. In such instances of business interruption due to supplier or customer default, the Company will pursue all contractual remedies available to it to minimize the impact on its results of operations; however, there can be no assurance that, in all instances, the Company will be able to legally protect itself from damages arising from third-party Y2K failures. Because of the significant interdependency of the supplier chain, the Company cannot guarantee that services will be uninterrupted nor can it adequately predict a reasonably likely worst case scenario until substantially all of the testing phase is completed.

CONTINGENCY PLANS

            The Company is still in the process of identifying and testing appropriate contingency plans addressing emergency operations, disaster recovery, data preservation and business continuation plans, and intends to have them in place by the fourth quarter of 1999. The plans will be continuously refined as new information becomes available.

                         PART II -  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            At the registrant's Annual Meeting of Stockholders on March 31, 1999, there were no matters voted upon other than the elections of directors. No proxies were solicited in regard to such meeting. Mr. Robert W. Carter was unanimously elected as Director, and Mr. Brian
            G. Trueblood was unanimously elected as Independent Director, of the registrant. No other directors were elected at such annual meeting, and the registrant has no other director whose term continued after such annual meeting.


Item 5.     Other Information

            Moody's Investors Service recently downgraded the 12 1/2% Senior Secured Notes due 2004 of Panda Global Energy Company from B2 toB3. See Note 3 to Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
------      -------------------
27.01       Financial Data Schedule.


      (b) Reports on Form 8-K: The registrant filed a Report on Form 8-K (with disclosure under Item 2. "Acquisition or Disposition of Assets") with the Securities and Exchange Commision, dated February 17, 1999. No financial statements were filed therewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PANDA GLOBAL HOLDINGS, INC.


Date:  May 12, 1999                      By: /s/ Janice Carter
                                             Janice Carter
                                             Executive Vice President,
                                             Secretary and Treasurer

                            EXHIBIT INDEX

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER       DESCRIPTION                                                PAGE
-------     ------------                                            ------------
27.01       Financial Data Schedule.