Form 10-Q
period 1999-06-30
PANDA GLOBAL HOLDINGS INC
filed 1999-08-16
CIK 1038504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1999.

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

                                  JUNE 30, 1999

                                   (UNAUDITED)

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                (Unaudited)
                                                               DECEMBER 31,       JUNE 30,
                                                                   1998            1999
                                                              -------------    -------------
Current assets:
  Cash and cash equivalents ...............................   $   2,056,317    $   4,613,911
  Restricted cash - current ...............................      52,668,167       84,938,717
  Accounts receivable .....................................       9,582,815       10,193,636
  Fuel oil, spare parts and supplies ......................       6,324,191        6,150,135
  Deferred taxes ..........................................      18,609,000             --
  Other current assets ....................................       1,934,610        1,074,725
                                                              -------------    -------------
    Total current assets ..................................      91,175,100      106,971,124

Plant and equipment:
  Electric generating facilities ..........................     301,411,796      301,568,879
  Furniture and fixtures ..................................         542,989          542,989
  Less: accumulated depreciation ..........................     (50,314,383)     (56,260,794)
  Construction in progress ................................      81,475,023      101,862,431
  Development costs and equipment deposits ................      58,751,189       20,000,000
                                                              -------------    -------------
    Total plant and equipment, net ........................     391,866,614      367,713,505

Investments in joint ventures .............................         793,880        1,022,571

Restricted cash - debt service reserves and escrow deposits      39,022,048       49,668,883

Deferred taxes ............................................       6,391,000        6,391,000

Debt issuance costs, net of accumulated
  amortization of $3,239,618 and $4,064,889, respectively .      11,893,362       11,068,091
                                                              -------------    -------------
                                                              $ 541,142,004    $ 542,835,174
                                                              =============    =============

See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                             (Unaudited)
                                                            DECEMBER 31,       JUNE 30,
                                                               1998             1999
                                                           -------------    -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs .................................   $   9,106,941    $  11,243,725
    Interest and letter of credit fees .................       9,770,768        9,741,079
    Operating expenses and other .......................       6,980,241        5,044,293
  Short-term debt ......................................      33,000,000             --
  Current portion of long-term debt ....................       5,924,989        6,460,629
                                                           -------------    -------------
      Total current liabilities ........................      64,782,939       32,489,726

Deferred revenue .......................................      12,669,811       23,827,509

Long term debt, less current portion ...................     344,740,630      342,016,801

Capital lease obligation ...............................     246,078,324      248,345,168

Minority interest ......................................       5,741,166        5,741,166

Commitments and contingencies (Note 4)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding ............................              10               10
  Advances to parent ...................................     (49,765,758)     (75,462,172)
  Accumulated deficit ..................................     (83,105,118)     (34,123,034)
                                                           -------------    -------------
                                                            (132,870,866)    (109,585,196)
                                                           -------------    -------------
                                                           $ 541,142,004    $ 542,835,174
                                                           =============    =============

See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (UNAUDITED)

                                                            1998             1999
                                                       -------------    -------------
REVENUE:
  Electric capacity and energy sales ...............   $  34,526,850    $  44,222,731
  Steam and chilled water sales ....................         380,754          257,042
  Interest income ..................................       4,376,887        3,271,959
  Other income - gain on sale of development project            --         86,698,331
                                                       -------------    -------------
                                                          39,284,491      134,450,063
                                                       -------------    -------------
EXPENSES:
  Plant operating expenses .........................      11,096,015       12,730,399
  Project development and administrative ...........       6,837,864        8,378,997
  Interest expense and letter of credit fees .......      29,237,186       26,977,902
  Depreciation .....................................       5,850,279        5,946,410
  Amortization of debt issuance costs ..............         824,895          825,271
                                                       -------------    -------------
                                                          53,846,239       54,858,979
                                                       -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES ..................     (14,561,748)      79,591,084

  Income tax benefit (expense):
    Current ........................................            --        (12,000,000)
    Deferred .......................................            --        (18,609,000)
                                                       -------------    -------------
      Total income tax expense .....................            --        (30,609,000)
                                                       -------------    -------------
NET INCOME (LOSS) ..................................   $ (14,561,748)   $  48,982,084
                                                       =============    =============

See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (UNAUDITED)

                                                       1998            1999
                                                   ------------    ------------
REVENUE:
  Electric capacity and energy sales ...........   $ 17,915,842    $ 22,136,385
  Steam and chilled water sales ................        190,816         109,719
  Interest income ..............................      2,104,133       1,638,886
                                                   ------------    ------------
                                                     20,210,791      23,884,990
                                                   ------------    ------------
EXPENSES:
  Plant operating expenses .....................      6,434,857       7,133,260
  Project development and administrative .......      4,407,345       3,362,809
  Interest expense and letter of credit fees ...     14,603,608      13,360,433
  Depreciation .................................      2,932,592       2,973,204
  Amortization of debt issuance costs ..........        411,970         412,158
                                                   ------------    ------------
                                                     28,790,372      27,241,864
                                                   ------------    ------------
NET INCOME (LOSS) ..............................   $ (8,579,581)   $ (3,356,874)
                                                   ============    ============

See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                   (UNAUDITED)

                                                             COMMON STOCK                                                 TOTAL
                                                            ----------------        ADVANCES         ACCUMULATED      SHAREHOLDER'S
                                                            SHARES    AMOUNT    (TO) FROM PARENT       DEFICIT           DEFICIT
                                                            ------    ------    ----------------     ------------     -------------
BALANCE, January 1, 1999 ...............................     1,000    $   10    $    (49,765,758)    $(83,105,118)    $(132,870,866)

  Advances (to) from parent, net .......................      --        --           (25,696,414)            --         (25,696,414)

  Net income ...........................................      --        --                  --         48,982,084        48,982,084
                                                            ------    ------    ----------------     ------------     -------------
BALANCE, June 30, 1999 .................................     1,000    $   10    $    (75,462,172)    $(34,123,034)    $(109,585,196)
                                                            ======    ======    ================     ============     =============

See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                 (UNAUDITED)

                                                                    1998            1999
                                                                ------------    -------------
OPERATING ACTIVITIES:
  Net income (loss) .........................................   $(14,561,748)   $  48,982,084
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Gain on sale of development project ...................           --        (86,698,331)
      Deferred tax expense ..................................           --         18,609,000
      Depreciation ..........................................      5,850,279        5,946,410
      Amortization of debt issuance costs ...................        824,895          825,271
      Amortization of loan discount and deferred
        interest on capital lease obligation ................     11,674,169       12,372,639
      Deferred revenue ......................................       (239,425)        (342,302)
      Equity in income of joint venture .....................           --            (74,448)
  Changes in assets and liabilities:
    Accounts receivable .....................................       (640,195)        (610,821)
    Fuel oil, spare parts and supplies ......................       (776,824)         174,056
    Other current assets ....................................         28,696          859,885
    Accounts payable and accrued expenses ...................      1,101,651       (1,965,636)
                                                                ------------    -------------
      Net cash provided (used) by operating activities ......      3,261,498       (1,922,193)
                                                                ------------    -------------
INVESTING ACTIVITIES:
  Restricted cash - current .................................     10,438,343      (32,270,550)
  Additions to property, plant and equipment ................    (20,582,495)     (51,271,596)
  Sale of development project ...............................           --        168,503,059
  Restricted cash - debt service reserves and escrow deposits     13,469,588      (10,646,835)
                                                                ------------    -------------
      Net cash provided (used) by investing activities ......      3,325,436       74,314,078
                                                                ------------    -------------
FINANCING ACTIVITIES:
  Advances (to) from parent .................................        489,623      (26,040,307)
  Deferred revenue ..........................................           --          1,500,000
  Proceeds from short-term debt .............................           --         15,534,633
  Repayment of short-term debt ..............................           --        (48,534,633)
  Repayment of long term debt ...............................     (2,855,739)      (2,753,807)
  Repayment of capital lease obligation .....................     (5,213,485)      (9,540,177)
  Debt issuance costs .......................................        (10,000)            --
                                                                ------------    -------------
      Net cash provided (used) by financing activities ......     (7,589,601)     (69,834,291)
                                                                ------------    -------------
Increase (decrease) in cash and cash equivalents ............     (1,002,667)       2,557,594

Cash and cash equivalents, beginning of period ..............      2,929,289        2,056,317
                                                                ------------    -------------
Cash and cash equivalents, end of period ....................   $  1,926,622    $   4,613,911
                                                                ============    =============
NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

  Investment in joint venture ...............................   $       --      $     154,243
  Accrued construction costs ................................      8,700,000       11,243,725
  Interest expense on capital lease obligation ..............     11,172,086       11,807,021

See accompanying notes to condensed consolidated financial statements.

                      PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

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

2.  SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. The accompanying unaudited condensed consolidated financial statements for the six-month and three-month periods ended June 30, 1998 and 1999 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The amounts presented in the balance sheet as of December 31, 1998 were derived from the Company's audited consolidated financial statements.

      ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $3.0 million and $5.2 million for the six-month periods, and $1.9 million and $1.7 million for the three-month periods, ended June 30, 1998 and 1999, respectively. Such costs are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

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

      LUANNAN PROJECT -- The Company has incurred costs on the Luannan Project of $81.5 million and $101.9 million as of December 31, 1998 and June 30, 1999, respectively. Such costs are included in the accompanying balance sheets in plant and equipment under construction in progress.

      In May 1999, the Company filed an application with the Chinese government for determination of the initial tariff under the Luannan Power Purchase Agreement. The Company understands that current economic and political conditions in China could adversely affect the amount of the initial tariff. There can be no assurance that such tariff will allow the Luannan Facility to generate sufficient revenues to meet outstanding debt obligations issued in connection with constructing the Luannan Facility, or that any subsequent applications for an increase in the tariff will be approved by the Chinese government.

      NEPAL PROJECT -- BKPC, the Company's equity investee, has incurred costs for the Nepal Project (including development, construction and debt issuance costs) of $37.2 million and $46.5 million as of December 31, 1998 and June 30, 1999, respectively.


      EQUIPMENT DEPOSITS -- The Company has paid deposits of $20.0 million on equipment orders at June 30, 1999.

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

      The Company has entered into purchase commitments totaling approximately $325 million for equipment. The Company is pursuing external financing with respect to these commitments.

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

      FIRST SIX MONTHS OF 1999 COMPARED TO 1998

      The Company recorded net income of $48,982 in the first six months of 1999 on revenues of $134,450 compared to a net loss of $14,562 on revenues of $39,284 during the same period in 1998. The increase in revenues in the 1999 period was primarily caused by a gain of $86.7 million from the sale of a 99% interest in the Paris project, as well as an increase in operating revenues at the Rosemary and Brandywine facilities.

        For the 1999 and 1998 periods, capacity revenues for the Rosemary Facility were $11,763 and $12,691, respectively, reflecting a contractual decrease in 1999. Energy revenues for the Rosemary Facility for the 1999 and 1998 periods were $1,274 and $1,048, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to the 1998 period. Capacity revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for the first six months of 1999 and 1998 were $21,875 and $14,118, respectively, reflecting a contractual increase in 1999. Energy revenues from PEPCO for the Brandywine Facility for the first six months of 1999 and 1998 were $6,781 and $6,562, respectively. The increase in energy revenues for the Brandywine Facility is primarily attributable to higher dispatch levels at that facility compared to the 1998 period. In addition to capacity and energy revenues from PEPCO, the Company earned revenues of $2,475 in the 1999 period from excess capacity and energy sales on a merchant basis from the Brandywine Facility as allowed under the PEPCO agreement. Additionally, in the first six months of 1999 and 1998, the Brandywine Facility had energy revenues of $55 and $108, respectively, from the sale of natural gas and fuel oil to other purchasers.

       Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $12,730 (29% of electricity revenues) in the 1999 period from $11,096 (32% of electricity revenues) in the 1998 period. The increase was primarily due to higher dispatch levels in the 1999 period.

      Project development and administrative expenses were $8,379 (19% of electricity revenues) and $6,838 (20% of electricity revenues) for the 1999 and 1998 periods, respectively. The increase in 1999 was primarily attributable to a higher level of management involvement and support that was required to complete the sale of the 99% interest in the Paris project, and to the accrual of employee bonuses at PEII in the first quarter of 1999 instead of the fourth quarter of 1998. Such bonuses, which are included in the overhead cost allocation pool, were accrued in the fourth quarter of 1997 and prior years. The increase in 1999 expenses was partially offset by certain nonrecurring expenses incurred in 1998, primarily legal costs related to the PEPCO agreement and the write-off of certain deferred costs related to the Kathleen development project.

      Interest expense decreased to $26,978 (61% of electricity revenues) in the 1999 period from $29,237 (85% of electricity revenues) in 1998 as a result of an increase in the capitalized portion of the interest cost on the Senior Secured Notes as the Luannan Facility approaches completion.

      Depreciation and amortization of debt issue costs amounted to $6,772 (15% of electricity revenues) in the 1999 period and $6,675 (19% of electricity revenues) in 1998. The slight increase in 1998 was primarily attributable to amortization of debt issue costs for the Senior Secured Notes issued in April 1997.

      The provision for income taxes, which was attributable to the gain on the sale of the Paris project, amounted to $30,609 in the first six months of 1999. There was no provision for income taxes in the first six months of 1998 due to the net loss incurred and the uncertainty at that time concerning the realization of the deferred tax asset that resulted from such net loss.

      As a result of the various factors discussed above, the Company recorded net income of $48,982 and a net loss of $14,562 for the 1999 and 1998 periods, respectively.

   SECOND QUARTER 1999 COMPARED TO 1998

      The Company recorded a net loss of $3,357 in the second quarter of 1999 on revenues of $23,885 compared to a net loss of $8,580 on revenues of $20,211 during the same period in 1998. The increase in revenues in the 1999 period was primarily caused by an increase in capacity revenues at the Brandywine Facility.

        For the 1999 and 1998 periods, capacity revenues for the Rosemary Facility were $5,357 and $5,770, respectively, reflecting a contractual decrease in 1999. Energy revenues for the Rosemary Facility for the 1999 and 1998 periods were $587 and $1,044, respectively. The decrease in energy revenues for the Rosemary Facility is attributable to lower dispatch levels at that facility compared to the 1998 period. Capacity revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for the second quarter of 1999 and 1998 were $10,875 and $7,287, respectively, reflecting a contractual increase in 1999. Energy revenues from PEPCO for the Brandywine Facility for the second quarter of 1999 and 1998 were $4,116 and $3,793, respectively. The increase in energy revenues for the Brandywine Facility is primarily attributable to higher dispatch levels at that facility compared to the 1998 period. In addition to capacity and energy revenues from PEPCO, the Company earned revenues of $1,196 in the 1999 period from excess capacity and energy sales on a merchant basis from the Brandywine Facility as allowed under the PEPCO agreement. Additionally, in the second quarter of 1999 and 1998, the Brandywine Facility had energy revenues of $5 and $22, respectively, from the sale of natural gas and fuel oil to other purchasers.

       Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $7,133 (32% of electricity revenues) in the 1999 period from $6,435 (36% of electricity revenues) in the 1998 period. The increase was primarily due to higher dispatch levels in the 1999 period.

      Project development and administrative expenses were $3,363 (15% of electricity revenues) and $4,407 (25% of electricity revenues) for the 1999 and 1998 periods, respectively. The decrease in 1999 was primarily attributable to certain nonrecurring expenses incurred in 1998, primarily legal costs related to the PEPCO agreement and the write-off of certain deferred costs related to the Kathleen development project.

      Interest expense decreased to $13,360 (60% of electricity revenues) in the 1999 period from $14,604 (82% of electricity revenues) in 1998 as a result of an increase in the capitalized portion of the interest cost on the Senior Secured Notes as the Luannan Facility approaches completion.

      Depreciation and amortization of debt issue costs amounted to $3,385 (15% of electricity revenues) in the 1999 period and $3,344 (19% of electricity revenues) in 1998. The slight increase in 1998 was primarily attributable to amortization of debt issue costs for the Senior Secured Notes issued in April 1997.

      There was no provision for income taxes in the second quarter of 1998 or 1999 due to the net loss incurred and the uncertainty concerning the realization of the deferred tax asset that resulted from such net loss.

      As a result of the various factors discussed above, the Company recorded net losses of $3,357 and $8,580 for the 1999 and 1998 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      In the first six months of 1999 and 1998, the Company obtained cash from operations of the Rosemary Facility and the Brandywine Facility and from interest on cash balances. Additionally, the Company entered into a partnership agreement concerning the Paris project and received net proceeds of approximately $102 million, after repayment of project debt and escrowed funds, in exchange for partnership interests therein. The Company utilized a portion of this cash to service its debt and capital lease obligations, to fund project development efforts, and for general and administrative expenses, including reimbursement to the Company's parent for costs currently and previously incurred for the Company's development projects.

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

      The Company has generally structured the energy payments under its power generation sales contracts to adjust with similar price indices as do its contracts with the fuel suppliers for the corresponding power plants. The Company's operations currently consist primarily of businesses with long-term contracts. While the contract-based portfolio is expected to be an effective hedge against future energy and electricity market price risks, a significant portion of the Company's currently expected future revenues may be derived from businesses without significant long-term revenue contracts. Increasing reliance on non-contract businesses in the Company's portfolio may subject the Company to potentially increasing electricity market price volatility.

      The Company has also used a hedging strategy in an attempt to insulate each plant's financial performance, where appropriate, against the risk of fluctuations in interest rates. Because the capacity payments at the Company's facilities are essentially fixed, the Company has attempted to hedge against interest rate fluctuations by arranging fixed rate financing. The Company's borrowings currently consist entirely of fixed rate obligations. There are no interest rate swaps or other hedging facilities related to these borrowings. The Company has no derivative financial instruments in place as of June 30, 1999.

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

YEAR 2000 MATTERS

      Set forth below is information regarding the Company's efforts to be prepared for problems associated with the potential inability of many existing computer programs and/or embedded computer chips to recognize the year 2000, both those in the Company's businesses and those that its businesses depend upon. Certain of these statements may constitute forward-looking information as contemplated by the Private Securities Litigation Reform Act of 1995, including those regardng the Company's expected readiness to handle Y2K problems, expected costs of remediation and testing, the future costs associated with business disruption caused by supplier or customer Y2K problems and the success of any contingency plans. The Company cautions that its predictions of the extent of potential problems and the effectiveness of measures designed to address them are based on numerous assumptions, including but not limited to the accuracy of statements or certifications from critical third parties and vendors, the ability to identify and remediate or replace embedded computer chips in affected equipment, and resource availability, among other things, and readers should be aware that actual results might differ materially from those discussed below.

      The Company's approach to analyzing Y2K issues is to (1) inventory all systems and equipment likely to be affected, (2) perform an inventory assessment, (3) conduct remediations, (4) test all equipment and systems, and
(5) develop contingency plans to aid in business continuity.

STATE OF  READINESS

      In 1998, the Company established a readiness program, led by a senior executive and consisting of a team of employees with extensive knowledge of the Company's businesses and processes, as well as outside consultants experienced in these areas who are being used as advisors to assist with third-party analysis and contingency planning. The Company estimates that its has identified the potential problems in non-information technology (IT) areas such as distributed control systems, programmable logic control systems, gas and electricity metering systems, environmental emissions monitoring equipment, back-up power systems and telephone and security systems. Additionally, the Company estimates that it has identified the potential issues regarding the more traditional IT areas such as computer hardware and software programs for accounting and payroll, among others. The Company's generation plants are also significantly dependent on transmission and distribution systems to carry the electricity to the ultimate end users. Due to the interdependent nature of the electricity supply chain, the Company has extended its evaluation of Y2K issues to include key suppliers, customers and vendors, and has sought written assurance from these parties as to their Y2K readiness. The Company expects to complete steps one through four, referred to above, by the end of the third quarter of 1999. The Company's businesses are currently working through planned programs in order to achieve Y2K readiness.

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

                      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         HEARD PROCEEDINGS

         Panda Energy Corporation ("PEC") is a party to a lawsuit captioned, Panda Energy Corporation, v. Heard Energy Corporation, et al., (No. 94-0672-J); in the District Court of Dallas County, Texas (191st Judicial District). PEC initiated this litigation in April 1994 and has alleged that defendants Wolf, Gwynn and Kinney, former PEC employees, formed a competing company (Heard Energy Corporation) and misappropriated certain of PEC's international power project opportunities. On July 30, 1999, PEC filed an amended Petition with the trial court and further discovery is ongoing. Further discussion of this matter is set forth in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

         The registrant does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

         NATIONAL DEVELOPMENT AND RESEARCH CORPORATION PROCEEDING

         On October 14, 1997, Panda Global Energy Company, a wholly-owned subsidiary of the Company ("PGE"), commenced a proceeding in the District Court of Dallas County, 101st Judicial District captioned Panda Global Energy Company v. National Development and Research Corporation and Robert E. Tang, Case No. 97-9315-E. PGE's petition sought a declaratory judgment for the termination of various agreements between PGE and National Development and Research Corporation ("NDR") regarding the development of power projects in the PRC. On December 9, 1997, NDR filed a counter-claim against PGE and Robert W. Carter asserting that, among other things, such agreements are still in effect and that NDR is entitled to certain payments thereunder. This claim was subsequently dropped by NDR. The case currently is set for trial in August 1999. Further discussions of this matter is set forth in the registrant's Annual Report on Form 10-K for the year ended Deceber 31, 1998. The Company does not believe that an adverse result in this proceeding would have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

ITEM 5.  OTHER MATTERS

         The Owners of the Luannan Facility have applied to the Tangshan Price Bureau for determination of the initial tariff for the Luannan Power Purchase Agreement, and continue discussions with the Tangshan Price Bureau in this regard. The

         Company currently believes that the final tariff could be lower than the amount requested in its original application. There can be no assurance that any such tariff will allow the Luannan Facility to generate sufficient revenues to meet outstanding debt obligations regarding the Luannan Facility, or that any subsequent applications for an increase in the tariff will be approved by the Tangshan Price Bureau.

         Effective June 30, 1999, the joint venture owners of the Luannan Facility and Duke/Fluor Daniel International Services ("DFD") agreed to terminate the various operation and maintenance agreements with DFD for such facility. In this regard, the joint venture owners currently intend to perform such operation and maintenance services at the Luannan Facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
------      -------------------

10.94.05    Full Settlement and Release Agreement by and between
            Tangshan Panda Heat and Power, Ltd., Tangshan Pan-Western
            Heat and Power Co., Ltd., Tangshan Cayman Heat and
            Power Co., Ltd., Tangshan Pan-Sino Heat Co., Ltd.,
            Duke/Fluor Daniel International and Duke/Fluor Daniel
            International Services, dated June 30, 1999. <F1>

10.138.7 Change Order No. 007 To The Amended and Restated Contract for the Engineering, Procurement and Construction of the Upper Bhote Koshi Hydroelectric Project, dated as of September 30, 1998. <F1>

10.138.8    Change Order No. 008 To The Amended and Restated
            Contract for the Engineering, Procurement and Construction of the Upper Bhote Koshi Hydroelectric
            Project, dated July 19, 1999. <F1>

10.178 Letter of Intent between Panda Development Corporation and GE Power Systems and Sales, dated March 4, 1999. <F1>

10.179      Letter of Intent between Pan-Turbo Co., LLC and GE Power
            Systems and Sales, dated March 18, 1999. <F1>

27.01       Financial Data Schedule.

(b)         Reports on Form 8-K:  None.

<F1>
Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PANDA GLOBAL HOLDINGS, INC.


Date:  August 13, 1999                        By:  /s/ Janice Carter
                                              Janice Carter
                                              Executive Vice President,
                                              Secretary and Treasurer

                                  EXHIBIT INDEX

                                                   SEQUENTIALLY
EXHIBIT                                              NUMBERED
NUMBER    DESCRIPTION                                  PAGE
------    -----------                              ------------


10.94.05  Full Settlement and Release Agreement
          by and between Tangshan Panda Heat and
          Power, Ltd., Tangshan Pan-Western Heat
          and Power Co., Ltd., Tangshan Cayman Heat and Power Co., Ltd., Tangshan Pan-Sino
          Heat Co., Ltd., Duke/Fluor Daniel
          International and Duke/Fluor Daniel
          International Services, dated June 30,
          1999. <F1>

10.138.7  Change Order No. 007 To The Amended
          and Restated Contract for the Engineering, Procurement and Construction of the Upper
          Bhote Koshi Hydroelectric Project, dated as of September 30, 1998. <F1>

10.138.8  Change Order No. 008 To The Amended
          and Restated Contract for the Engineering, Procurement and Construction of the Upper
          Bhote Koshi Hydroelectric Project, dated
          July 19, 1999. <F1>

10.178    Letter of Intent between Panda Development
          Corporation and GE Power Systems and Sales, dated March 4, 1999. <F1>

10.179 Letter of Intent between Pan-Turbo Co., LLC and GE Power Systems and Sales, dated March 18,
          1999. <F1>

27.01     Financial Data Schedule.

<F1>
Filed herewith