Form 10-Q
period 1999-09-30
PANDA GLOBAL HOLDINGS INC
filed 1999-11-12
CIK 1038504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1999.

               Common Stock, Par Value $.01 Per Share             1,000

                         PART I - FINANCIAL INFORMATION


                                                                           PAGE

Item 1.   Financial Statements (Unaudited)................................. F-1


Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................  1


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................  7

Item 6.   Exhibits and Reports on Form 8-K.................................  8

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

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                (UNAUDITED)
                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                   1998             1999
                                                                ------------    -------------
Current assets:
  Cash and cash equivalents ...............................   $   2,056,317    $   2,036,366
  Restricted cash - current ...............................      52,668,167       68,205,988
  Accounts receivable .....................................       9,582,815       10,506,496
  Fuel oil, spare parts and supplies ......................       6,324,191        6,161,770
  Deferred taxes ..........................................      18,609,000             --
  Other current assets ....................................       1,934,610          758,475
                                                              -------------    -------------
    Total current assets ..................................      91,175,100       87,669,095

Plant and equipment:
  Electric generating facilities ..........................     301,411,796      301,593,765
  Furniture and fixtures ..................................         542,989        1,232,590
  Less: accumulated depreciation ..........................     (50,314,383)     (59,510,961)
  Construction in progress ................................      81,475,023      110,412,486
  Development costs and equipment deposits ................      58,751,189       26,800,000
                                                              -------------    -------------
    Total plant and equipment, net ........................     391,866,614      380,527,880

Investments in joint ventures .............................         793,880        1,001,179

Restricted cash - debt service reserves and escrow deposits      39,022,048       52,722,925

Deferred taxes ............................................       6,391,000        6,391,000

Debt issuance costs, net of accumulated
  amortization of $3,239,618 and $4,476,167, respectively .      11,893,362       10,656,813
                                                              -------------    -------------

                                                              $ 541,142,004    $ 538,968,892
                                                              =============    =============

     See accompanying notes to condensed consolidated financial statements.

                          PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                              (UNAUDITED)
                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                 1998            1999
                                                             -------------    ------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs .................................   $   9,106,941    $  11,204,647
    Interest and letter of credit fees .................       9,770,768       11,508,716
    Operating expenses and other .......................       6,980,241        3,758,438
  Short-term debt ......................................      33,000,000             --
  Current portion of long-term debt ....................       5,924,989        5,929,574
                                                           -------------    -------------
      Total current liabilities ........................      64,782,939       32,401,375

Deferred revenue .......................................      12,669,811       23,259,125

Long term debt, less current portion ...................     344,740,630      340,931,395

Capital lease obligation ...............................     246,078,324      248,130,229

Minority interest ......................................       5,741,166        5,741,166

Commitments and contingencies (Note 4)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares authorized,
     issued and outstanding ............................              10               10
  Advances to parent ...................................     (49,765,758)     (73,182,026)
  Accumulated deficit ..................................     (83,105,118)     (38,312,382)
                                                           -------------    -------------
                                                            (132,870,866)    (111,494,398)
                                                           -------------    -------------

                                                           $ 541,142,004    $ 538,968,892
                                                           =============    =============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

                                   (UNAUDITED)

                                                           1998             1999
                                                       -------------    -------------
REVENUE:
  Electric capacity and energy sales ...............   $  60,245,537    $  70,902,270
  Steam and chilled water sales ....................         490,025          324,941
  Interest income ..................................       6,365,518        4,919,246
  Other income - gain on sale of development project            --         86,698,331
                                                       -------------    -------------
                                                          67,101,080      162,844,788
                                                       -------------    -------------

EXPENSES:
  Plant operating expenses .........................      19,741,409       23,216,631
  Project development and administrative ...........      12,871,307       12,328,081
  Interest expense and letter of credit fees .......      43,239,603       40,065,213
  Depreciation .....................................       9,090,947        9,196,578
  Amortization of debt issuance costs ..............       1,241,086        1,236,549
                                                       -------------    -------------
                                                          86,184,352       86,043,052
                                                       -------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES ..................     (19,083,272)      76,801,736

  Income tax benefit (expense):
    Current ........................................            --        (13,400,000)
    Deferred .......................................            --        (18,609,000)
                                                       -------------    -------------
      Total income tax expense .....................            --        (32,009,000)
                                                       -------------    -------------

NET INCOME (LOSS) ..................................   $ (19,083,272)   $  44,792,736
                                                       =============    =============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

                                   (UNAUDITED)

                                                       1998            1999
                                                   ------------    ------------
REVENUE:
  Electric capacity and energy sales ...........   $ 25,718,687    $ 26,679,539
  Steam and chilled water sales ................        109,271          67,899
  Interest income ..............................      1,988,631       1,647,287
                                                   ------------    ------------
                                                     27,816,589      28,394,725
                                                   ------------    ------------

EXPENSES:
  Plant operating expenses .....................      8,645,394      10,486,232
  Project development and administrative .......      6,033,443       3,949,084
  Interest expense and letter of credit fees ...     14,002,417      13,087,311
  Depreciation .................................      3,240,668       3,250,168
  Amortization of debt issuance costs ..........        416,191         411,278
                                                   ------------    ------------
                                                     32,338,113      31,184,073
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ..............     (4,521,524)     (2,789,348)

  Income tax expense - current .................           --        (1,400,000)
                                                   ------------    ------------

NET INCOME (LOSS) ..............................   $ (4,521,524)   $ (4,189,348)
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                       F-3a

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   (UNAUDITED)

                                                    COMMON STOCK                                                     TOTAL
                                          ---------- ----------------     ADVANCES            ACCUMULATED        SHAREHOLDER'S
                                            SHARES        AMOUNT      (TO) FROM PARENT          DEFICIT             DEFICIT
                                          ---------- ---------------- ------------------ ---------------------- --------------
BALANCE, January 1, 1999..............        1,000             $ 10      $ (49,765,758)         $ (83,105,118) $(132,870,866)

  Advances (to) from parent, net......            -                -        (23,416,268)                     -  (23,416,268)

  Net income..........................            -                -                  -             44,792,736   44,792,736
                                          ---------- ---------------- ------------------ ---------------------- --------------

BALANCE, September 30, 1999...........        1,000  $             10 $     (73,182,026) $         (38,312,382) $(111,494,398)
                                          ========== ================ ================== ====================== ==============

     See accompanying notes to condensed consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

                                   (UNAUDITED)

                                                                               1998             1999
                                                                           -------------    -------------
OPERATING ACTIVITIES:
  Net income (loss) ....................................................   $ (19,083,272)   $  44,792,736
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
      Gain on sale of development project ..............................            --        (86,698,331)
      Deferred tax expense .............................................            --         18,609,000
      Depreciation .....................................................       9,090,947        9,196,578
      Amortization of debt issuance costs ..............................       1,241,086        1,236,549
      Amortization of loan discount and deferred
        interest on capital lease obligation ...........................      17,616,696       18,562,042
      Write-off of project development costs ...........................       2,941,040             --
      Deferred revenue .................................................        (375,236)        (910,686)
      Equity in income of joint venture ................................            --            (53,056)
  Changes in assets and liabilities:
    Accounts receivable ................................................      (2,381,894)        (923,681)
    Fuel oil, spare parts and supplies .................................         129,427          162,421
    Other current assets ...............................................         177,995        1,176,135
    Accounts payable and accrued expenses ..............................         855,012       (1,483,855)
                                                                           -------------    -------------
      Net cash provided (used) by operating activities .................      10,211,801        3,665,852
                                                                           -------------    -------------

INVESTING ACTIVITIES:
  Restricted cash - current ............................................      22,031,364      (15,537,821)
  Additions to property, plant and equipment ...........................     (42,628,184)
  Sale of development project ..........................................            --        168,503,059
  Restricted cash - debt service reserves and escrow deposits ..........      25,897,474      (13,700,877)
                                                                           -------------    -------------
      Net cash provided (used) by investing activities .................       5,300,654       71,889,145
                                                                           =============    =============

FINANCING ACTIVITIES:
  Advances (to) from parent ............................................      (2,465,075)     (23,760,161)
  Deferred revenue .....................................................            --          1,500,000
  Proceeds from short-term debt ........................................            --         15,534,633
  Repayment of short-term debt .........................................            --        (48,534,633)
  Repayment of long term debt ..........................................      (4,336,357)      (4,653,077)
  Repayment of capital lease obligation ................................      (9,447,798)     (15,661,710)
  Debt issuance costs ..................................................         (30,000)            --
                                                                           =============    =============
      Net cash provided (used) by financing activities .................     (16,279,230)     (75,574,948)
                                                                           =============    =============

Increase (decrease) in cash and cash equivalents .......................        (766,775)         (19,951)

Cash and cash equivalents, beginning of period .........................       2,929,289        2,056,317
                                                                           -------------    -------------

Cash and cash equivalents, end of period ...............................   $   2,162,514    $   2,036,366
                                                                           =============    =============

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES:

  Investment in joint venture ..........................................   $        --      $     154,243
  Accrued construction costs ...........................................       8,700,000       11,204,647
  Interest expense on capital lease obligation .........................      16,866,729       17,713,615

     See accompanying notes to condensed consolidated financial statements.

                  PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999


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

2.  SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. The accompanying unaudited condensed consolidated financial statements for the nine-month and three-month periods ended September 30, 1998 and 1999 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The amounts presented in the balance sheet as of December 31, 1998 were derived from the Company's audited consolidated financial statements.

      ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $4.5 million and $6.7 million for the nine-month periods, and $1.5 million for each of the three-month periods, ended September 30, 1998 and 1999, respectively. Such costs are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

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

      LUANNAN PROJECT -- The Company has incurred costs on the Luannan Project of $81.5 million and $110.4 million as of December 31, 1998 and September 30, 1999, respectively. Such costs are included in the accompanying balance sheets in plant and equipment under construction in progress.

      In May 1999, the Company filed an application with the Chinese government for determination of the initial tariff under the Luannan Power Purchase Agreement. During the third quarter, the Company continued discussions with the Chinese government concerning the tariff application and the related approval process. The tariff application is still in process and the Company has not yet received an approved tariff from the government. There can be no assurance that the Company will receive the requested tariff, and the approved tariff may be significantly lower than the amount requested. If the approved tariff varies from the requested amount, the Company's consolidated financial position, results of operations and cash flows could be materially affected. Due to construction delays, the Company currently believes that the Luannon Project will achieve commercial operations in December 1999.

      NEPAL PROJECT -- BKPC, the Company's equity investee, has incurred costs for the Nepal Project (including development, construction and debt issuance costs) of $37.2 million and $49.1 million as of December 31, 1998 and September 30, 1999, respectively.

      EQUIPMENT DEPOSITS -- The Company has paid deposits of $26.8 million on equipment orders at September 30, 1999.

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


      FIRST NINE MONTHS OF 1999 COMPARED TO 1998

      The Company recorded net income of $44,792 in the first nine months of 1999 on revenues of $162,844 compared to a net loss of $19,083 on revenues of $67,101 during the same period in 1998. The increase in revenues in the 1999 period was primarily caused by a gain of $86.7 million from the sale of a 99% interest in the Paris project, as well as an increase in operating revenues at the Brandywine Facility.

        For the 1999 and 1998 periods, capacity revenues for the Rosemary Facility were $17,119 and $18,460, respectively, reflecting a contractual decrease in 1999. Energy revenues for the Rosemary Facility for the 1999 and 1998 periods were $3,680 and $3,180, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to the 1998 period. Capacity revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for the first nine months of 1999 and 1998 were $32,697 and $24,880, respectively, reflecting a contractual increase in 1999 and a retroactive capacity payment of $3.8 million in 1998 which is discussed in Note 5 to the 1998 consolidated financial statements. Energy revenues from PEPCO for the Brandywine Facility for the first nine months of 1999 and 1998 were $12,574 and $9,518, respectively. The increase in energy revenues for the Brandywine Facility is primarily attributable to higher dispatch levels at that facility compared to the 1998 period. In addition to capacity and energy revenues from PEPCO, the Company earned revenues of $4,776 and $4,100 in the 1999 and 1998 periods, respectively, from excess capacity and energy sales on a merchant basis from the Brandywine Facility as allowed under the PEPCO agreement. Additionally, in the first nine months of 1999 and 1998, the Brandywine Facility had energy revenues of $56 and $108, respectively, from the sale of natural gas and fuel oil to other purchasers.

       Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $23,217 (33% of electricity revenues) in the 1999 period from $19,741 (33% of electricity revenues) in the 1998 period. The increase was primarily due to higher dispatch levels in the 1999 period.

      Project development and administrative expenses were $12,328 (17% of electricity revenues) and $12,871 (21% of electricity revenues) for the 1999 and 1998 periods, respectively. The decrease in 1999 expenses is primarily attributable to certain nonrecurring expenses incurred in 1998, partially offset by increased expenses in 1999. The nonrecurring expenses incurred in 1998 consisted of legal costs related to the PEPCO agreement and the write-off of certain deferred costs related to the Kathleen development project. The increased expenses in 1999 are primarily attributable to a greater level of management involvement and support that was required to complete the sale of the 99% interest in the Paris project, and to the accrual of employee bonuses at PEII in the first quarter of 1999 instead of the fourth quarter of 1998. Such bonuses, which are included in the overhead cost allocation pool, were accrued in the fourth quarter of 1997 and prior years.

      Interest expense decreased to $40,065 (57% of electricity revenues) in the 1999 period from $43,240 (72% of electricity revenues) in 1998 as a result of an increase in the capitalized portion of the interest cost on the Senior Secured Notes as the Luannan Facility approaches completion.

      Depreciation and amortization of debt issue costs amounted to $10,433 (15% of electricity revenues) in the 1999 period and $10,332 (17% of electricity revenues) in 1998. The slight increase in 1999 was primarily attributable to capital improvements at the Rosemary and Brandywine facilities.

      As previously disclosed, the Company filed the initial tariff application for the Luannan Facility with the Chinese government in the second quarter of 1999. During the third quarter, the Company continued discussions with the Chinese government concerning the tariff application and the related approval process. The tariff application is still in process and the Company has not yet received an approved tariff from the government. There can be no assurance that the Company will receive the requested tariff, and the approved tariff may be significantly lower than the amount requested. If the approved tariff varies from the requested amount, the Company's consolidated financial position, results of operations and cash flows could be materially affected. Due to construction delays, the Company currently believes that the Luannon Project will achieve commercial operations in December 1999.

      The provision for income taxes, which relates to the Company's domestic operations and was primarily attributable to the gain on the sale of the Paris project, amounted to $32,009 in the first nine months of 1999. Losses incurred in the Company's offshore operations are not deductible from the Company's domestic taxable income. There was no provision for income taxes in the first nine months of 1998 due to the net loss incurred and the uncertainty at that time concerning the realization of the deferred tax asset that resulted from such net loss.

      As a result of the various factors discussed above, the Company recorded net income of $44,792 and a net loss of $19,083 for the 1999 and 1998 periods, respectively.

   THIRD QUARTER 1999 COMPARED TO 1998

      The Company recorded a net loss of $4,189 in the third quarter of 1999 on revenues of $28,395 compared to a net loss of $4,522 on revenues of $27,817 during the same period in 1998. The increase in revenues in the 1999 period was primarily caused by an increase in operating revenues at the Brandywine Facility.

        For the 1999 and 1998 periods, capacity revenues for the Rosemary Facility were $5,356 and $5,768, respectively, reflecting a contractual decrease in 1999. Energy revenues for the Rosemary Facility for the 1999 and 1998 periods were $2,406 and $2,132, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to the 1998 period. Capacity revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for the third quarter of 1999 and 1998 were $10,822 and $10,762, respectively, reflecting a contractual increase in 1999 and a retroactive capacity payment of $3.8 million in 1998 which is discussed in Note 5 to the 1998 consolidated financial statements. Energy revenues from PEPCO for the Brandywine Facility for the third quarter of 1999 and 1998 were $5,793 and $2,956, respectively. The increase in energy revenues for the Brandywine Facility is primarily attributable to higher dispatch levels at that facility compared to the 1998 period. In addition to capacity and energy revenues from PEPCO, the Company earned revenues of $2,302 and $4,100 in the 1999 and 1998 periods, respectively, from excess capacity and energy sales on a merchant basis from the Brandywine Facility as allowed under the PEPCO agreement.

       Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $10,486 (39% of electricity revenues) in the 1999 period from $8,645 (34% of electricity revenues) in the 1998 period. The increase was primarily due to higher dispatch levels and fuel prices in the 1999 period.

      Project development and administrative expenses were $3,949 (15% of electricity revenues) and $6,033 (23% of electricity revenues) for the 1999 and 1998 periods, respectively. The decrease in 1999 was primarily attributable to certain nonrecurring expenses incurred in 1998, primarily legal costs related to the PEPCO agreement and the write-off of certain deferred costs related to the Kathleen development project.

      Interest expense decreased to $13,087 (49% of electricity revenues) in the 1999 period from $14,002 (54% of electricity revenues) in 1998 as a result of an increase in the capitalized portion of the interest cost on the Senior Secured Notes as the Luannan Facility approaches completion.

      Depreciation and amortization of debt issue costs amounted to $3,661 (14% of electricity revenues) in the 1999 period and $3,657 (14% of electricity revenues) in 1998. The slight increase in 1999 was primarily attributable to capital improvements at the Rosemary and Brandywine facilities.

      As previously disclosed, the Company filed the initial tariff application for the Luannan Facility with the Chinese government in the second quarter of 1999. During the third quarter, the Company continued discussions with the Chinese government concerning the tariff application and the related approval process. The tariff application is still in process and the Company has not yet received an approved tariff from the government. There can be no assurance that the Company will receive the requested tariff, and the approved tariff may be significantly lower than the amount requested. If the approved tariff varies from the requested amount, the Company's consolidated financial position, results of operations and cash flows could be materially affected. Due to construction delays, the Company currently believes that the Luannon Project will achieve commercial operations in December 1999.

      The provision for income taxes, which is attributable to domestic operations, amounted to $1,400 in the third quarter of 1999. Losses incurred in the Company's offshore operations are not deductible from the Company's domestic taxable income. There was no provision for income taxes in the third quarter of 1998 due to the net loss incurred and the uncertainty concerning the realization of the deferred tax asset that resulted from such net loss.

      As a result of the various factors discussed above, the Company recorded net losses of $4,189 and $4,521 for the 1999 and 1998 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      In the first nine months of 1999 and 1998, the Company obtained cash from operations of the Rosemary Facility and the Brandywine Facility and from interest on cash balances. Additionally, the Company entered into a partnership agreement concerning the Paris project and received net proceeds of approximately $102 million, after repayment of project debt and escrowed funds, in exchange for partnership interests therein. The Company utilized a portion of this cash to service its debt and capital lease obligations, to fund project development efforts, and for general and administrative expenses, including reimbursement to the Company's parent for costs currently and previously incurred for the Company's development projects.

      The principal future cash requirement of the Company will be payment of its debt service and capital lease obligations. The Company will rely almost exclusively on distributions from Global Cayman, PIC and the Nepal Facility to meet its cash requirements. Those entities in turn will rely almost exclusively on distributions from the project entities to meet their cash requirements. The project entities' ability to make such distributions will depend upon the financial performance of the Rosemary Facility, the Brandywine Facility, the Luannan Facility and the Nepal Facility and will be subject to a number of limitations on distributions contained in the project-level debt agreements. To continue its development activities, the Company will also require external financing. The Company is pursuing debt and equity financing to fund these activities. The Company's restricted cash balances are available only for specific uses as stated in the indentures, such as payment of debt service obligations, project development, construction and maintenance, and are not available for general corporate purposes.

      The U.S. project entities are dependent on capacity payments under their respective power purchase agreements to meet their fixed obligations, including payment of project-level debt service, and to make distributions to the Company. Capacity payments can be adversely affected by a major equipment failure, resulting in a facility being unavailable for dispatch for an extended period of time. Capacity payments can also be subject to reduction pursuant to regulatory disallowance and, under contractual provisions, as a result of events outside the Company's control. In 1999 and 2006, the capacity payments for the Rosemary Facility are scheduled to decrease by approximately $1.8 million (7.1%) and $5.4 million (23.1%), respectively, based on the facility's current capacity rating.

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

      The Company has also used a hedging strategy in an attempt to insulate each plant's financial performance, where appropriate, against the risk of fluctuations in interest rates. Because the capacity payments at the Company's facilities are essentially fixed, the Company has attempted to hedge against interest rate fluctuations by arranging fixed rate financing. The Company's borrowings currently consist entirely of fixed rate obligations. There are no interest rate swaps or other hedging facilities related to these borrowings. The Company has no derivative financial instruments in place as of September 30, 1999.

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

YEAR 2000 READINESS DISCLOSURE

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

STATE OF  READINESS

      In 1998, the Company established a readiness program, led by a senior executive and consisting of a team of employees with extensive knowledge of the Company's businesses and processes, as well as outside consultants experienced in these areas who are being used as advisors to assist with third-party analysis and contingency planning. The Company estimates that its has identified the potential problems in non-information technology (IT) areas such as distributed control systems, programmable logic control systems, gas and electricity metering systems, environmental emissions monitoring equipment, back-up power systems and telephone and security systems. Additionally, the Company estimates that it has identified the potential issues regarding the more traditional IT areas such as computer hardware and software programs for accounting and payroll, among others. The Company has completed steps one through four, referred to above, and is continuing to develop contingency plans to aid in business continuity in the event that problems arise. The Company's generation plants are also significantly dependent on transmission and distribution systems to carry the electricity to the ultimate end users. Due to the interdependent nature of the electricity supply chain, the Company has extended its evaluation of Y2K issues to include key suppliers, customers and vendors, and has sought written assurance from these parties as to their Y2K readiness.

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

RISKS OF Y2K FAILURES

      Failures by each of the Company's generation facilities to address Y2K issues may lead to numerical errors that, if not addressed or mitigated, may cause system malfunctions resulting in the inability to deliver electricity, among other things. There can be no assurance that Y2K issues will not materially adversely impact the Company's facilities, services, competitive conditions, operating results, financial conditions or cash flows. The Company's generating businesses may also be unable to deliver electricity because of the failure of the interconnected distribution companies to receive or transmit the electricity. In such instances of business interruption due to supplier or customer default, the Company will pursue all contractual remedies available to it to minimize the impact on its results of operations; however, there can be no assurance that, in all instances, the Company will be able to legally protect itself from damages arising from third-party Y2K failures. Because of the significant interdependency of the supplier chain, the Company cannot guarantee that services will be uninterrupted nor can it adequately predict a reasonably likely worst case scenario.

CONTINGENCY PLANS

      The Company is still in the process of identifying and testing appropriate contingency plans addressing emergency operations, disaster recovery, data preservation and business continuation plans, and intends to have them in place during the fourth quarter of 1999. The plans will be continuously refined as new information becomes available.

ITEM 1.     LEGAL PROCEEDINGS

            HEARD PROCEEDINGS

            Panda Energy Corporation ("PEC") is a party to a lawsuit captioned, PANDA ENERGY CORPORATION, V. HEARD ENERGY CORPORATION, ET AL., (No. 94-0672-J); in the District Court of Dallas County, Texas (191st Judicial District). PEC initiated this litigation in April 1994 and alleged that certain of the defendants, former PEC employees, formed a competing company in cooperation with various industry and investment advisors to the registrant and misappropriated certain of PEC's international power project opportunities. Recently, the registrant settled this matter with certain of the defendants (the terms of such settlement are subject to a confidentiality agreement) and further discovery is ongoing with the remaining defendants, including, but not limited to, Morgan Stanley & Co., Inc., Allstate Insurance Company and certain of the former employees. Further discussion of this matter is set forth in the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

            The registrant does not believe that an adverse result in this case would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

            NATIONAL DEVELOPMENT AND RESEARCH CORPORATION PROCEEDING

            On October 14, 1997, Panda Global Energy Company, a wholly-owned subsidiary of the Company ("PGE"), commenced a proceeding in the District Court of Dallas County, 101st Judicial District captioned PANDA GLOBAL ENERGY COMPANY V. NATIONAL DEVELOPMENT AND RESEARCH CORPORATION AND ROBERT E. TANG, Case No. 97-9315-E. PGE's petition sought a declaratory judgment for the termination of various agreements between PGE and National Development and Research Corporation ("NDR") regarding the development of power projects in the PRC. On December 9, 1997, NDR filed a counter-claim asserting that, among other things, such agreements were still in effect and that NDR is entitled to certain payments thereunder. A trial on this matter was held in August 1999 and on September 13, 1999, PGE filed a motion for judgment on the jury's verdict, contending that NDR take nothing and that PGE be awarded its attorneys' fees. NDR also filed a motion for judgment, which included claims for increased ownership in the Luannan Facility, additional cash compensation and that PGE be required to buy out its interest at an appraised value. The judge in the trial court denied all requests for relief by NDR but has not yet signed a formal order to that effect. NDR subsequently has filed numerous motions with the court that are currently set for hearing during December 1999. Further discussion of this matter is set forth in the registrant's Annual Report on Form 10-K for the year ended

            December 31, 1998. The registrant does not believe that an adverse result in this proceeding would have a material adverse effect on the business, financial condition or results of operations of the registrant and its subsidiaries, taken as a whole.

ITEM 5.     OTHER MATTERS

            The owners of the Luannan Facility continue discussions with the Tangshan Price Bureau for determination of the initial tariff for the Luannan Power Purchase Agreement. The Company currently believes that the final tariff could be lower than the amount requested in its original application. There can be no assurance that any such tariff will allow the Luannan Facility to generate sufficient revenues to meet outstanding debt obligations regarding the Luannan Facility, or that any subsequent applications for an increase in the tariff will be approved by the Tangshan Price Bureau. Due to construction delays, the Company currently believes that the Luannan Facility will achieve commercial operations in December 1999.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION

10.143.04 Adjustment to Loan Agreement between Bhote Koshi Power Company Private Limited and DEG dated September 8, 1999.

10.180 Interconnection Dispatch Agreement between North China Power Group Corporation and Tangshan Panda Heat and Power Co., Ltd. and Tangshan Pan-Western Heat and Power Co., Ltd., dated September 2, 1999.

27.01       Financial Data Schedule.

      (b)   Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PANDA GLOBAL HOLDINGS, INC.


Date:  November 12, 1999                By: /s/ JANICE CARTER
                                        Janice Carter, Executive Vice President,
                                        Secretary and Treasurer