Form 10-K405
period 1999-12-31
PANDA GLOBAL HOLDINGS INC
filed 2000-04-14
CIK 1038504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

As of March 31, 2000, the registrant had 1,000 shares of Common Stock, $.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1. Business ..........................................................    3

Item 2. Properties ........................................................   24

Item 3. Legal Proceedings .................................................   24

Item 4. Submission of Matters to a Vote of Security Holders ...............   26

                                    PART II

Item 5. Market for the Registrant's Equity and Related Stockholder Matters    26

Item 6. Selected Financial Data ...........................................   26

Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................   28

Item 7a. Quantitative and Qualitative Disclosures About Market Risk .......   28

Item 8. Financial Statements and Supplementary Data .......................   34

Item 9. Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ........................................   34

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............   34

Item 11. Executive Compensation ...........................................   36

Item 12. Security Ownership of Certain Beneficial Owners and Management ...   37

Item 13. Certain Relationships and Related Transactions ...................   37

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .   37

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

ITEM 1. BUSINESS.

GENERAL

      Panda Global Holdings, Inc. (the "Company") is a wholly-owned subsidiary of Panda Energy International, Inc., a Delaware corporation ("PEII"), and was organized in Delaware on March 7, 1997. The Company was organized for the purposes of (i) investing in and holding direct and indirect interests in entities engaged in the development, construction, ownership, operation and management of electric generating facilities, sources of fuel, pipelines and other infrastructure projects, (ii) the marketing of electric power, thermal energy and fuel, and (iii) the financing of any of the above, including the entering into of indentures, contracts and other agreements in connection with the purposes described in clauses (i) and (ii) above.

      The Company wholly owns one operating energy generation facility and leases pursuant to a capital lease another operating energy generation facility located in the United States and owns interests in two energy generation facilities under construction in the People's Republic of China and the Kingdom of Nepal, as described below in more detail.

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

      The principal business strategy of the Company and its subsidiaries is to use their experience in evaluating, developing, constructing, financing and managing electric power generation facilities to provide low-cost electricity and electric generating capacity. There is a trend away from regulated and/or government-owned electricity systems toward deregulated, competitive market structures, in both domestic and international markets. Many countries have rewritten their laws and regulations to allow foreign investment and private ownership of electricity generation, transmission or distribution systems. Some countries have been or are in the process of privatizing their electricity systems by selling all or part of such systems to private investors. As a result, the Company believes that there is demand for both new and more efficiently operated electric generating capacity in many regions around the world, including the United States.

      The Company and its subsidiaries are continuously engaged in the evaluation of opportunities for the development and acquisition of additional electric power generation facilities. For example, the Company and its subsidiaries continue to evaluate the development of various merchant plant facilities in the United States. Such facilities, if fully developed and constructed, could take advantage of cost effective construction and new technology, as well as an ability to sell power into markets with growing demand and aging supplies of energy.

      Substantial risks exist to the successful completion of any domestic or international projects under development or being considered for acquisition, including, as the case may be, those relating to political risk, exchange rate risk, currency inconvertibility, the ability to obtain financing and required governmental approvals, siting and construction risk, market risk in the case of projects which do not have long term power sales agreements, as well as possible termination of any applicable power sales agreement as a result of the failure to meet certain construction milestones or for other reasons set forth in any such agreement. No assurance can be given that any projects being evaluated or developed by the Company or any of its subsidiaries will be completed. Further, no assurance can be given that any projects developed by PEII or other affiliates of the Company would be contributed to the Company's portfolio of projects, depending on the application of various agreements among PEII and certain of its affiliates.

PLANTS IN OPERATION

      The Panda-Rosemary Facility

      GENERAL. The Panda-Rosemary Facility (herein so called) is a combined-cycle cogeneration facility located in Roanoke Rapids, North Carolina, with a total electric generating capacity of approximately 180 megawatts. The Panda-Rosemary Facility is owned by the Panda-Rosemary Partnership (herein so called), an indirect wholly-owned subsidiary of the Company. A cogeneration facility produces electric energy and forms of useful thermal energy (such as heat or steam) used for industrial, commercial, heating or cooling purposes through the sequential use of one or more energy inputs. The Panda-Rosemary Facility uses natural gas as its primary fuel input to produce electric energy for sale to Virginia Power Company ("Virginia Power"), and to produce useful thermal energy in the form of steam and chilled water for sale to The Bibb Company ("Bibb") pursuant to the Rosemary Steam Agreement (herein so called). On February 18, 1997, Bibb announced that it would sell the textile facility that is the user of such steam and chilled water to Westpoint Stevens, Inc. ("Westpoint"). The closing of the sale was reported in the news media on February 21, 1997. The Rosemary Steam Agreement cannot be assigned without the Panda-Rosemary Partnership's consent, which has not been given as of the date hereof and Bibb, Westpoint and a subsidiary of the company are currently litigating the issues involved. While there has been no resolution to this matter as of the date hereof, the Panda-Rosemary Partnership has continued to sell steam and chilled water pursuant to the Rosemary Steam Agreement. See Item
3. "Legal Proceedings - Bibb/Westpoint Stevens Proceedings" below.

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

      SALE OF CAPACITY AND ELECTRICITY. The Panda-Rosemary Partnership sells electric capacity and energy to Virginia Power pursuant to a Power Purchase and Operating Agreement (the "Rosemary Power Purchase Agreement"). The Rosemary Power Purchase Agreement has an initial term ending December 26, 2015, and may be extended for periods of up to five years if the parties so agree.

      Virginia Power has the right to dispatch the Panda-Rosemary Facility (that is, require the Panda-Rosemary Facility to deliver electricity) on a daily basis within certain guidelines and design limits (which specify load levels, start-up and shutdown times and minimum run times consistent with prudent utility practice).

      The Rosemary Power Purchase Agreement provides for two types of payments: a capacity payment and an energy payment. The capacity payment is a fixed charge required to be paid regardless of whether the Panda-Rosemary Facility is dispatched, subject to reductions under certain circumstances as described below. Energy payments are calculated based on the actual electrical output transmitted to Virginia Power and are designed to compensate the Panda-Rosemary Partnership for its cost of fuel and its variable operations and maintenance expense.

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

      The Panda-Rosemary Partnership is required to maintain the Panda-Rosemary Facility as a QF. Virginia Power may terminate the Rosemary Power Purchase Agreement within one year after the loss of QF certification if the Panda-Rosemary Partnership has not obtained all necessary governmental and regulatory approvals for the Rosemary Power Purchase Agreement to remain in effect and for electricity to continue to be sold to Virginia Power.

      Steam and Chilled Water Sales. The Panda-Rosemary Partnership sells steam and chilled water for use in a textile manufacturing facility, located adjacent to the Panda-Rosemary Facility, pursuant the Rosemary Steam Agreement. The Rosemary Steam Agreement has an initial term that expires on December 26, 2015. Upon expiration of the initial term, the purchaser has the option to (i) negotiate a 10-year extension of the Rosemary Steam Agreement, (ii) purchase the Panda-Rosemary Facility with Virginia Power's consent or (iii) terminate the Rosemary Steam Agreement. Under the terms of the Rosemary Steam Agreement, the purchaser is obligated to pay $1.00 per 1,000 pounds of steam for the first 45,000 pounds of steam delivered in an hour and $2.50 per 1,000 pounds of steam for any additional quantities of steam delivered in an hour. Under the Rosemary Steam Agreement, the purchaser is obligated to pay the following fixed prices for chilled water: $0.035/ton/hour through December 27, 2000; $0.04/ton/hour thereafter through December 27, 2005; $0.045/ton/hour thereafter through December 27, 2010; and $0.05/ton/hour thereafter through December 26, 2015. See
Item 3. "Legal Proceedings - Bibb/Westpoint Stevens Proceedings" below.

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

      GAS SUPPLY AND FUEL MANAGEMENT. The Panda-Rosemary Partnership purchases certain quantities of natural gas on a firm basis from Natural Gas Clearinghouse ("NGC") pursuant to a Gas Purchase Contract (the "Rosemary Gas Supply Agreement"). The Rosemary Gas Supply Agreement is effective through November 30, 2005, and thereafter from month-to-month until terminated by either NGC or the Panda-Rosemary Partnership. NGC has agreed to deliver natural gas on a firm basis to the Panda-Rosemary Partnership, at pipeline points near the Gulf of Mexico or (at the Panda-Rosemary Partnership's request and using the Panda-Rosemary Partnership's firm transportation arrangements) to the Panda-Rosemary Pipeline (as defined below), up to the total contract quantity under the Firm Gas Transportation Agreements (as defined below), which is currently the thermal equivalent of 3,075 Mcf (one "Mcf" constitutes one thousand cubic feet of natural gas) of natural gas per day. The firm natural gas supplied under the Rosemary Gas Supply Agreement enables the Panda-Rosemary Partnership to have adequate natural gas supplies available to meet its estimate of the requirements for steam and chilled water under the Rosemary Steam Agreement.

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

      GAS TRANSPORTATION. The Panda-Rosemary Partnership receives firm transportation service that provides for delivery to the Panda-Rosemary Pipeline (as defined below) of up to the thermal equivalent of 3,075 Mcf of natural gas per day. The rates and most of the significant terms and conditions of service under these firm gas transportation agreements, are set forth in the respective pipeline's effective Federal Energy Regulatory Commission ("FERC") gas tariff. These rates, terms and conditions are subject to review, approval and modification by FERC.

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

      FUEL OIL. The Panda-Rosemary Facility was constructed with the capability to operate on No. 2 fuel oil and is designed to change fuel sources from natural gas to fuel oil and back without interrupting the generation of electricity. The Panda-Rosemary Facility currently has on-site storage for approximately two million gallons of fuel oil, a supply sufficient to operate the Panda-Rosemary Facility at full load for approximately 168 hours. The Panda-Rosemary Partnership purchases fuel oil on a spot-market basis. Since the fuel oil suppliers either own their own trucks or have contracts with local trucking firms for regional truck delivery and the purchase price includes delivery to the Panda-Rosemary Facility, the Panda-Rosemary Partnership does not independently arrange trucking service from the terminals to the Panda-Rosemary Facility.

      OPERATIONS AND MAINTENANCE. The Panda-Rosemary Partnership purchases operations and maintenance services for the Panda-Rosemary Facility from Panda Global Services, Inc., an affiliate of the Company, pursuant to an Operation and Maintenance Agreement (the "Rosemary O&M Agreement") which expires on December 31, 2003. Under the Rosemary O&M Agreement, Panda Global Services, Inc. is paid a fixed monthly fee of approximately $141,000 per month for 2000, with annual adjustments based on changes in the consumer price index for subsequent years. In addition, the agreement includes bonus and penalty provisions based on maintenance of dependable capacity levels, availability of the Panda-Rosemary Facility for dispatch and the achievement of certain safety and training goals established by the Panda-Rosemary Partnership.

THE PANDA-BRANDYWINE FACILITY

GENERAL. The Panda-Brandywine Facility (herein so called) is a combined-cycle cogeneration facility located in Brandywine, Maryland (near Washington, D.C.), with a total electric generating capacity of 230 megawatts. The Panda-Brandywine Facility is leased by the Panda-Brandywine Partnership (herein so called), an indirect wholly-owned subsidiary of the Company, pursuant to a capital lease. The Panda-Brandywine Facility uses natural gas as its primary fuel input and No. 2 fuel oil as an alternative fuel in the event that gas supplies or transportation are curtailed. The Panda-Brandywine Facility was constructed by Raytheon Engineers and

Constructors, Inc. ("Raytheon") pursuant to an agreement between the Panda-Brandywine Partnership and Raytheon (the "Brandywine EPC Agreement"). See
Note 10 of Consolidated Financial Statements.

      Pursuant to a power purchase agreement (the "Brandywine Power Purchase Agreement"), the Panda-Brandywine Partnership sells the capacity of, and energy produced by, the Panda-Brandywine Facility to Potomac Electric Power Company ("PEPCO"), a utility that serves the District of Columbia and parts of Maryland. Pursuant to a separate agreement with PEPCO, the Panda-Brandywine Partnership also is able to sell certain amounts of capacity and energy at market prices to third party purchasers.

      The Panda-Brandywine Facility is leased by the Panda-Brandywine Partnership pursuant to the Brandywine Facility Lease (herein so called). The Brandywine Facility Lease was entered into in connection with a sale-leaseback transaction with General Electric Capital Corporation and other financing parties. The initial term of the Brandywine Facility Lease will expire on October 31, 2016. At the end of the initial lease term, so long as the Panda-Brandywine Partnership is not in default under the Brandywine Facility Lease, the Panda-Brandywine Partnership may renew the Brandywine Facility Lease for up to two consecutive five-year terms. Alternatively, the Panda-Brandywine Partnership may purchase the Panda-Brandywine Facility at fair sales market value at the end of the initial lease term or any renewal term. If the Panda-Brandywine Partnership does not renew the Brandywine Facility Lease or purchase the Panda-Brandywine Facility, it must surrender possession of the Panda-Brandywine Facility at the end of the term of the Brandywine Facility Lease.

      The Panda-Brandywine Facility is certified as a QF under PURPA and thus is exempt from rate regulation as an electric utility under federal and state law, provided that it continues to meet the applicable requirements of PURPA. The Panda-Brandywine Partnership has been informed by PEPCO that PEPCO is pursuing a strategy of selling all of its generating assets, which the Panda-Brandywine Partnership believes could include the Brandywine Power Purchase Agreement. The Company currently cannot determine the effect, if any, of such a transfer of the Brandywine Power Purchase Agreement on the Company.

      SALE OF CAPACITY, ELECTRICITY AND STEAM. The Panda-Brandywine Partnership sells electric capacity and energy to PEPCO pursuant to the Brandywine Power Purchase Agreement. The Brandywine Power Purchase Agreement has an initial term that expires in October 2021, and may be extended by agreement of the parties.

      The Brandywine Power Purchase Agreement provides for two payments: a capacity payment and an energy payment. The capacity payment is a fixed charge to be paid regardless of whether the Panda-Brandywine Facility is dispatched, subject to reduction in certain circumstances. Monthly capacity payments throughout the term of the Brandywine Power Purchase Agreement are based on the Panda-Brandywine Facility's dependable capacity, the capacity rate and other factors. The capacity rate is a fixed schedule of payments for each of the 25 years of the initial term of the Brandywine Power Purchase Agreement, ranging from $15.13 per kilowatt hour through October 2000 to $20.32 per kilowatt hour in 2012, subject to various adjustments.

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

      Electric energy produced by the Panda-Brandywine Facility is delivered to PEPCO via a seven-mile long electric transmission line, owned by PEPCO, that connects the Panda-Brandywine Facility and the transmission facilities of PEPCO.

      In late 1997, PEPCO agreed to release certain amounts of capacity to the Panda-Brandywine Partnership for resale of energy to other parties, and to grant the Panda-Brandywine Partnership the right to sell additional energy, subject to the availability of the Brandywine Facility.

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

      GAS SUPPLY AND FUEL MANAGEMENT. The Panda-Brandywine Partnership purchases both firm and interruptible natural gas supply from Cogen Development Company ("CDC") pursuant to a Gas Sales Agreement between the Panda-Brandywine Partnership and CDC (the "Brandywine Gas Agreement"). MCN Corporation, the parent corporation of CDC, has unconditionally guaranteed the payment and performance obligations of CDC under the Brandywine Gas Agreement. The Brandywine Gas Agreement continues until October 31, 2011, and thereafter is automatically renewed for an additional two-year term unless terminated by either party upon nine months' written notice.

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

      GAS TRANSPORTATION. The Panda-Brandywine Partnership purchases firm natural gas transportation service from Columbia Gas Transmission Corporation ("Columbia Gas") pursuant to an Amended and Restated FTS Service Agreement (the "Columbia Gas FT Agreement"). Service under the Columbia Gas FT Agreement continues until October 31, 2021, and year-to-year thereafter unless terminated by either party upon six months' notice.

      Pursuant to the Columbia Gas FT Agreement, Columbia Gas is obligated to provide the Panda-Brandywine Partnership with up to 24,240 Dekatherms ("Dth") per day of firm natural gas transportation service from a receipt point near Monclova, Ohio to an interconnection between the facilities of Columbia Gas and Cove Point LNG Limited Partnership ("Cove Point") in Loudoun County, Virginia. Columbia Gas provides the firm transportation service pursuant to the terms of the Columbia Gas FT Agreement rate schedule and the general terms and conditions of Columbia Gas's effective FERC natural gas tariff.

      The Panda-Brandywine Partnership purchases from Cove Point firm natural gas transportation service to transport natural gas delivered by Columbia Gas to the facilities of Cove Point pursuant to a FTS Service Agreement (the "Cove Point FT Agreement"). The Cove Point FT Agreement continues until October 31, 2021.

      Pursuant to the Cove Point FT Agreement, Cove Point is obligated to provide the Panda-Brandywine Partnership with up to 24,000 Dth per day of firm natural gas transportation service from an interconnection between the facilities of Cove Point and Columbia Gas in Loudoun, Virginia to an interconnection between the facilities of Cove Point and Washington Gas Light Company ("WGL") in Charles County, Maryland. Cove Point provides the firm transportation service pursuant to the Cove Point FT Agreement, and the general terms and conditions of its effective FERC natural gas tariff.

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

      The Panda-Brandywine Partnership has also entered into an agreement (the "Hardesty Transportation Agreement") with Hardesty & Son, Inc. ("Hardesty") pursuant to which the Panda-Brandywine Partnership has rights to firm transportation of a minimum of 20 truckloads of fuel oil per day during the months of December through February and ten truckloads of fuel oil per day during the months of March through November. Hardesty will use its best efforts to provide additional transportation upon the request of the Panda-Brandywine Partnership. If Hardesty is unable to provide such additional transportation when requested, the Panda-Brandywine Partnership may use other means of delivery. The Hardesty Transportation Agreement continues until October 1, 2000 and will automatically be renewed for successive one-year terms unless terminated by either party.

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

      OPERATIONS AND MAINTENANCE. The Panda-Brandywine Partnership retains operations and maintenance services from Panda Global Services, Inc., an affiliate of the Company, pursuant to an Operation and Maintenance Agreement (the "Brandywine O&M Agreement"). Pursuant to the Brandywine O & M Agreement, Panda Brandywine, L.P. will be paid a fee of approximately $152,000 per month during 2000, with annual adjustments based on changes in the consumer price index for subsequent years. The Brandywine O&M Agreement is effective until November 1, 2005, and may be extended thereafter by agreement of the parties.

PLANTS UNDER CONSTRUCTION

      THE LUANNAN FACILITY

      GENERAL. The Luannan Facility (herein so called), approximately 83% of which is indirectly owned by the Company, is located in Luannan County, Tangshan Municipality, Hebei Province, People's Republic of China. The Luannan Facility will be comprised of two steam/electric generating units, each nominally rated at 50 megawatts but with nameplate capability of up to 60 megawatts gross output under full condensing conditions. Two pulverized coal-fired boilers, each delivering steam to drive a three-stage extraction/condensing steam turbine electric generating unit, will be utilized. Electric power generated by the Luannan Facility will be interconnected to the local electricity grid network at 110 kilovolts. In addition, steam will be extracted from the steam turbines for distribution by pipeline to local industrial and commercial users and also used to heat water for district heating use. Both units of the Luannan Facility have passed performance testing, although the Luannan Facility has not yet been declared ready for commercial operations (primarily due to the lack of a tariff under the applicable power purchase agreement, as more fully described below, and to further unit performance adjustments to be made by the Luannan EPC Contractor). The site of the Luannan Facility is leased for a term of 23 years (until 2020) pursuant to several Transfer Contracts for the Right to Use State-Owned Land with the local Chinese partners, who acquired granted land use rights from an agency of the PRC.

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

      The Luannan Power Purchase Agreement has an initial term of 20 years from the date of commercial operation of the Luannan Facility. The electricity price is to be established through a formula provided in the applicable Pricing Document (herein so called) which is separate from, but incorporated by reference in, the Luannan Power Purchase Agreement. According to the formula contained in the Pricing Document, the power price is to be comprised of fixed and variable components that may be adjusted, subject to the approval of the Tangshan Municipal Price Bureau, to reflect changes in coal costs, depreciation of plant and equipment and financing expenses. Certain components of the power price calculation may be adjusted to reflect local and U.S. inflation and foreign exchange rate fluctuation in order to mitigate the Luannan Facility's exposure to inflation and currency risks. Although it is anticipated that the Luannan Facility will apply annually for changes in rates, under the Luannan Power Purchase Agreement it has the right to request a determination of a new power price whenever it determines that changes in the price components require a new determination. There are pass-through provisions in the pricing formula for increases or decreases in the cost of coal against an index cost that is stipulated in the Pricing Document, and the pricing formula also has provisions for pass-through or make-whole calculations relating to certain construction capital cost items. The tariff is to be paid in Renminbi (the currency of the PRC) and is required to be paid every 30 days by the North China Power Group Company.

      In May 1999 the owners of the Luannan Facility filed an application with the Tangshan Municipal Price Bureau for determination of the initial tariff under the pricing formula contained in the Pricing Document for the Luannan Power Purchase Agreement. The owners are continuing discussions with the Tangshan Municipal Price Bureau and other Chinese governmental agencies concerning the tariff application and the related approval process. The tariff application is still in process and the owners of the Luannan Facility have not yet received an approved tariff from the governmental authorities. There can be no assurance that the requested tariff will be approved, and the approved tariff may be significantly lower than the amount requested. If the approved tariff varies from the requested amount, the Company's consolidated financial position, results of operations and cash flows could be materially adversely affected. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES OF STEAM. Upon reaching commercial operations, the Company currently believes that the Luannan Facility will sell approximately 350,000 tons per year of steam for process and the equivalent of approximately 360,000 gigajoules per year of steam for heating to certain Luannan County enterprises and local industries. Upon reaching commercial operations, the Company currently believes that the Luannan Facility will be the single largest centralized heat supplier in Luannan County.

      ENGINEERING, PROCUREMENT AND CONSTRUCTION CONTRACT. Harbin Power Engineering Company Limited (the "Luannan EPC Contractor") is the engineering, procurement and construction contractor for the Luannan Facility.

      OPERATIONS AND MAINTENANCE. The joint venture owners currently intend to perform operation and maintenance services at the Luannan Facility. A five year agreement with Jinzhan Power, a local Chinese utility company ("Jinzhan"), has been entered into whereby Jinzhan has agreed to provide staff personnel to perform operations and maintenance services under the direction of the joint venture manager.

      COAL SUPPLY. The Company currently believes that the Luannan Facility, upon reaching commercial operations, will use approximately 450,000 metric tons of coal per year. The principal fuel supply for the Luannan Facility will come from the Qianjiaying Mine, which is owned and operated by Kailuan Coal and is located 30 kilometers from the Luannan Facility. Kailuan Coal has committed to supply up to 300,000 metric tons per year of coal from the Qianjiaying Mine to the Luannan Facility for ten years. The remaining coal requirements for the Luannan Facility will be supplied by other mines in the region.

      THE NEPAL FACILITY

      GENERAL. The Nepal Facility (herein so called) is located on the upper Bhote Koshi River in Nepal, approximately 110 kilometers from Kathmandu, Nepal. The Nepal Facility is currently under construction. It will be comprised of a 36 megawatt run-of-the-river power plant; thus it will not have a large dam and reservoir, but rather, a small diversion structure, and will produce electricity in accordance with the river flow. The switchyard and a separate 48 kilometer transmission line that will transmit the power generated by the Nepal Facility to a sub-station in Bhaktapur, Nepal, will be built by the Nepal Electricity Authority (the "NEA"), the state-owned utility prior to completion of the Nepal Facility. The Company and an investment partner indirectly own 75% of the Nepal Facility. Cash flow attributable to the Company's and its investment partner's aggregate interest in the Nepal Facility will be allocated 85% to such partner and 15% to the Company's wholly-owned subsidiary until such partner achieves a 20% internal rate of return, and 90% to the Company's subsidiary and 10% to such partner thereafter.

      The Nepalese Government has replaced various taxes with a broad "Value Added Tax" ("VAT") and has applied the VAT to the Nepal Project with regard to certain capital items. The Nepal Project participants believe that such application of the VAT constitutes a "Change in Law" under the force majeure provisions in the applicable power purchase agreement and accordingly have delivered a notice to Nepal Electric Authority seeking appropriate price relief to recover any VAT imposed on the Nepal Project.

      During August, 1998, a major flood occurred in the upper Bhote Koshi River basin and as a result, the Nepal Facility is currently expected to reach commercial operation in approximately September 2000, which constitutes a delay of eight months from the initial projected date of commercial operation, although this delay may be reduced through implementation of a mitigation program. The Nepal Project has insurance coverage for a substantial portion of the loss, including business interruption coverage. The Nepal Project has provided notice to the Nepalese Government and the Nepal Electricity Authority that it intends to seek appropriate schedule and cost relief afforded it pursuant to the applicable force majeure provisions under the applicable power purchase agreement, in addition to any insurance proceeds received. In this regard, because the NEA has indicated that it does not agree that the force majeure provisions in the power purchase agreement support the schedule and cost relief, a notice of arbitration has been delivered to the NEA to address the issue.

      The Company does not currently believe that the delay in commercial operation of the Nepal Facility or the VAT imposed on certain capital items of the Nepal Facility will cause a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole. However, in the event that commercial operations at the Nepal Facility are commenced after December 31, 2000, the applicable power purchase agreement could be terminated and there could be a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

      SALES OF POWER. Upon reaching commercial operations, and subject to the discussion above concerning force majeure, the Nepal Facility will sell power to the NEA pursuant to the Nepal Power Purchase Agreement (herein so called). The Nepal Power Purchase Agreement will terminate 25 years from the date of commercial operation of the Nepal Facility. Upon the termination of the Nepal Power Purchase Agreement, 50% of the ownership of the Nepal Facility will be transferred to the NEA for a nominal sum. Payment under the Nepal Power Purchase Agreement will equal the product of a tariff rate of U.S.$0.060 per kilowatt hour in 1995 prices escalated by 3% per annum for the first 15 years, and indexed thereafter to the U.S. Consumer Price Index rate and the total monthly electrical output delivered by the Nepal Facility subject to monthly deemed generation levels.

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

      THE SITE. The Bhote Koshi River is a perennial stream fed by glaciers, snow melt and monsoons. The river drains an area of 2,132 square kilometers, mostly in the PRC. The mean annual flow at the proposed site was 66.4 cubic meters per second between 1965 and 1992. The Nepal Facility is located in the Sindhupalchok zone of central Nepal, close to the PRC-Nepal border. The Bhote Koshi River rises to an elevation of 5,800 meters at Tang Pu, Tibet, PRC and flows south with a drop of 4,300 meters before reaching the project site. At the site, the river's slope is about 10 percent. The land at the site for the Nepal Facility is owned by the project company formed by the Company and its partners, and is subject to a mortgage lien as part of the financing for the Nepal Facility.

COMPETITION

      The business of developing electric generating power plants is intensely competitive. The Company and its subsidiaries compete with other independent power producers, including non-regulated affiliates of utilities.

      Development of new power generation projects in foreign markets is difficult and expensive, and many competitors in these foreign markets have significantly larger capital resources and greater local market expertise than the Company.

      In the United States, over the past decade, developing electric generating power plants has become a progressively more difficult, expensive and competitive process. Increased competition also has lowered profit margins of successful projects in the United States and abroad. In addition, due to the downturn in certain foreign markets, especially Asia, there has been an increasing number of entrants into the domestic market.

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

FEDERAL AND STATE ENERGY REGULATION

      PURPA. PURPA and the regulations promulgated thereunder provide certain rate and regulatory incentives to an electric generating facility that is a qualifying cogeneration or small power production facility (a "QF" or "Qualifying Facility"). A cogeneration facility is a QF if it (i) sequentially produces both electricity and useful thermal energy that is used for industrial, commercial, heating or cooling purposes, (ii) meets certain energy efficiency and operating standards when oil or natural gas is used as a fuel source and
(iii) is not more than 50%-owned by an electric utility, electric utility holding company or an entity or person owned by either or any combination thereof. The Panda-Rosemary Facility and the Panda-Brandywine Facility are cogeneration QFs.

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

      Any merchant plant, if developed and constructed by the Company in the United States, probably would not qualify as a QF, but nonetheless probably would be exempt from most provisions of PUHCA by virtue of being an "exempt wholesale generator" "or "EWG" (described below).

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

      On June 13, 1997, the State Corporation Commission of the Commonwealth of Virginia ("SSC") granted Virginia Power's request and issued an order authorizing such a monitoring program. The order states that the monitoring program would apply to all QFs that have entered into power purchase agreements with Virginia Power. Under the program, QFs must submit to Virginia Power by July 1 of each year certain operational data from the previous year and indicate significant changes from previous years. Virginia Power must report to the SSC by October 1 of each year the results of Virginia Power's QF compliance evaluation. Virginia Power may seek a declaration from the FERC that a QF does not qualify under the FERC rules.

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

      If one of the U.S. projects which is a QF and in which the Company has an interest should lose its status as a QF, such project would no longer be entitled to the exemptions from PUHCA and the FPA. This could subject the U.S. project to rate regulation as a public utility under the FPA and state law and could result in the Company or certain of its affiliates inadvertently becoming a public utility holding company by owning more than 10% of the voting securities of, or controlling, a facility that would no longer be exempt from PUHCA. This could cause all of the Company's remaining U.S. projects which are QFs to lose their QF status, because QFs may not be controlled, or more than 50%-owned, by public utility holding companies. Loss of QF status could also trigger defaults under covenants to maintain QF status in the Company's U.S. project power purchase agreements, steam sales agreements and financing agreements and result in termination, penalties or acceleration of indebtedness under such agreements, plus interest. A facility may lose its QF status on a retroactive or a prospective basis.

      If a U.S. project which is a QF were to lose its QF status (because, for example, it lost its steam customer), the Company and its affiliates could attempt to avoid holding company status (and thereby protect the QF status of its other QF projects) on a prospective basis by restructuring its interests in such U.S. project. For instance, the Company could change its voting interest in the entity owning the nonqualifying project to nonvoting or limited partnership interests and sell the voting interest to an individual or company which could tolerate the lack of exemption from PUHCA, or by otherwise restructuring ownership of the project so as not to become a holding company. These actions, however, would require approval of the Securities and Exchange Commission (the "SEC") or a no-action letter from the SEC, and would result in a loss of control over the nonqualifying project, could result in a reduced financial interest therein and might result in a modification of the operation and maintenance agreement relating to such project. A reduced financial interest could result in a gain or loss on the sale of the interest in such project, the removal of the affiliate through which the ownership interest is held from the consolidated income tax group or the consolidated financial statements of the Company and its affiliates, or a change in the results of operations of the Company and its affiliates. Loss of QF status on a retroactive basis could lead to, among other things, fines and penalties being levied against the Company and its affiliates, and its subsidiaries and claims by utilities for refund of payments previously made, with interest.

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

      In addition to restructuring proposals being considered by regulatory agencies, a number of bills have been introduced in the U.S. Congress to promote electric utility restructuring and deregulation of electric rates. These bills differ as to how and to what extent a utility's "stranded" or "transition" costs would be recoverable if current captive customers left the utility's system. The existence of this legislation may increase the desire of utilities to renegotiate, buy out or attempt to terminate existing power purchase agreements containing prices that the utilities believe will not be competitive in a short-term marginal cost electric energy market. In addition, if electric energy prices are deregulated, electric energy producers will have to sell electric energy at competitive market prices. In Virginia, a new law which took effect on July 1, 1999, provides for the recovery of "just and reasonable net stranded costs" (see discussion of stranded costs, above), which include "electric service contracts." Such recovery may be made only through either capped rates, established for a transition period, or through wire charges for the use of transmission lines to reach another supplier. Wire charges will be the sum of the difference between the utility's capped unbundled rates and projected market prices for generation, and any transition costs found to be just and reasonable by the SCC. All deferred wire charges must be paid in full by July 1, 2007.

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

      In the case of the Panda-Rosemary Facility, the Panda-Rosemary Partnership is subject to a number of conditions imposed by the North Carolina Utilities Commission ("NCUC") pursuant to a Certificate of Public Convenience and Necessity ("CPCN"), including that the Panda-Rosemary Facility and the Rosemary Pipeline both be owned by the Panda-Rosemary Partnership, that the Panda-Rosemary Partnership not transport gas for or sell or deliver gas to any other entity, that all electricity generated at the Panda-Rosemary Facility be sold to an electric utility and that all thermal energy produced at the Panda-Rosemary Facility be sold only to the textile mill to which steam and chilled water from the Panda-Rosemary Facility are currently delivered. On February 18, 1997, The Bibb Company ("Bibb") announced that it would sell the textile mill to Westpoint Stevens, Inc. ("Westpoint"). The closing of the sale was reported in the news media on February 21, 1997. If, in fact, Bibb is no longer the owner of the textile mill, the Panda-Rosemary Partnership is obligated to notify the NCUC and Virginia Power and the NCUC could order such further proceedings as it deemed appropriate, which proceedings could result in revocation of the CPCN or the imposition of other conditions. See Item 3. "Legal Proceedings - Bibb/Westpoint Stevens Proceedings" below.

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

      Pursuant to the Natural Gas Act, FERC has regulatory jurisdiction over the transportation, storage, and sale for resale of natural gas in interstate commerce. FERC's statutory authority requires FERC to approve the construction and abandonment of facilities used to transport and store gas in interstate commerce and to regulate the transportation and storage services provided through these facilities. FERC's rules and regulations require regulated "natural-gas companies" to provide equal and non-discriminatory transportation and storage services to third parties requesting this service, to the extent capacity is available to provide the service. Terms and conditions of service, including rates, for these interstate services are approved by FERC. FERC's current policy regarding rates is to require the regulated natural-gas companies to charge no more than a maximum, cost-based rate approved by FERC for its various services. However, FERC will allow the natural-gas companies to negotiate, on a non-discriminatory basis, special rates with their customers. Under current FERC policy, any transportation or storage customer receiving service pursuant to a contract exceeding one year in duration and requiring the customer to pay the maximum, cost-based rate for the service can maintain rights to the capacity subscribed under the contract at the end of the contract term by agreeing to pay the highest rate (up to the maximum, cost-based rate) and longest term (up to five years) bid by a third party for the customer's capacity. FERC no longer exercises regulatory oversight regarding sales of natural gas for resale in interstate commerce.

      In a rulemaking issued on February 9, 2000 (Order No. 637), FERC implemented changes to its ratemaking policies. Among other things, FERC will
(i) allow natural-gas companies to design rates that vary depending on the term of the transportation or storage service contract executed by the natural-gas company and its customers and, for short-term (i.e., less than one year) firm and interruptible transportation and storage services, that vary by season, and
(ii) allow customers that hold firm transportation or storage capacity and that "release" (or assign) this capacity to a third party for less than one year to charge a rate that exceeds the maximum, cost-based rate that the customer pays to the pipeline for the released service.

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

REGULATION OF THE ELECTRIC POWER INDUSTRY IN THE PRC.

      GENERAL. The PRC's electric power industry is regulated primarily by the State Economic and Trade Commission ("SETC") in conjunction with the State Development and Planning Commission ("SDPC") and other governmental agencies. The SETC, as the successor to the governmental and administrative functions formerly exercised by the Ministry of Electric Power (the "MOEP"), began performing such functions following the dissolution of the MOEP in March 1998. Pursuant to resolutions of the Ninth National People's Congress introduced in March 1998, the governmental functions of the MOEP were officially transferred to the SETC and MOEP was dissolved. National grid management, ownership of state-funded electric generating assets and development planning responsibilities will remain with the State Power Corporation (the "SP"). The reorganization of the power industry in the PRC is still in process and will be accomplished over a period of time.

      Foreign investments in electric power projects in the PRC are regulated by the Ministry of Foreign Trade and Economic Cooperation of the PRC ("MOFTEC"), the SDPC (in the case of investments in new projects) or the SETC (in the case of investments in existing projects), the State Administration of Foreign Exchange ("SAFE"), the State Administration of Industry and Commerce of the PRC (the "SAIC") and certain other agencies. With respect to foreign-invested projects where the total amount invested is below certain thresholds expressed in US Dollars, certain regulatory and approval authority of the Central Government (herein so called) agencies are delegated to local, provincial, or city governmental agencies performing similar functions, although regulations promulgated by the MOEP in late 1997 and early 1998 (before its replacement by SETC) would base approval authority on a power project's unit size. However, it is unclear whether the provincial planning commissions and the SDPC are bound by or, if not, will follow these regulations.

      STATE ECONOMIC AND TRADE COMMISSION. As the governmental department responsible for the electric power industry, the SETC has assumed responsibility previously exercised by the MOEP and is responsible for formulating development strategies and policies for the electric power industry in the PRC, including investment, technical, and major production and consumption policies. The SETC has also assumed the government functions in respect of hydro-powered electricity construction previously held by the Ministry of Water Resources. In addition to formulating electric power industry planning in collaboration with the SDPC and other governmental agencies, the SETC (i) coordinates the development of the electric power industry, (ii) supervises the implementation of related national policies, decrees and plans and (iii) formulates industrial regulations, rules and policies for the electric power industry (except power price, which is regulated by SDPC). The SETC shares certain of its administrative responsibilities with the China Nuclear Industry Corporation with respect to nuclear-powered electricity generating facilities.

      STATE POWER CORPORATION. In an attempt to separate the regulatory and commercial functions of the electric power industry, the PRC State Council formally approved the establishment of the SP in January 1997. The SP is a state-owned legal entity with funds provided directly by the State Council (a body of the central government of the PRC). The SP serves as the PRC's principal investor in and/or operator of wholly or partially state-owned facilities in the PRC. It is also responsible for the operation of the inter-regional transmission facilities and the development of a national power grid. After the establishment of the SP, the MOEP continued (and the SETC now continues) to exercise the regulatory function over the Chinese electricity industry, but the MOEP's enterprise management function and its function to operate state assets were turned over to the SP. As part of the reform of the PRC power industry, the key policy of which is separation of regulatory functions from enterprise management, it is expected that provincial power bureaus will eventually be dissolved and their regulatory function will be handed over to comprehensive economic administrative departments of provincial governments, while provincial power companies will be restructured to be independent legal entities responsible for their own profit and loss. This restructuring is already under way in Northeast China, and it is expected that it will eventually be implemented nationwide.

      STATE ADMINISTRATION OF FOREIGN EXCHANGE. The SAFE is principally responsible for the administration of foreign exchange in the PRC. It formulates and oversees the implementation of foreign exchange regulations applicable to foreign investment enterprises ("FIEs"). The relevant approval authorities consult the SAFE in respect of foreign exchange matters relating to FIEs. The SAFE is also responsible for monitoring the interbank foreign exchange system.

      REGIONAL, PROVINCIAL AND LOCAL POWER COMPANIES. The SETC directly oversees the five interprovincial power groups (the "Regional Power Groups"), eight independent provincial and two special administrative region power companies ("Provincial Power Companies") in the PRC, all of which are subsidiaries of the SP. Each Regional Power Group (i) manages its regional power grids, (ii) dispatches the power plants connected to such grids either directly or indirectly through lower level power companies, and (iii) supervises the power companies at lower administrative levels. The Regional Power Groups also act through power companies which develop, construct, own and operate certain power plants and transmission facilities within their respective territories. The key personnel of the Regional Power Groups are appointed by the SP and the key personnel of the Provincial Power Companies are appointed by the provincial governments in consultation with the SP.

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

      The Power Law states that independent power companies shall be granted grid access upon their request, and provides that the on-grid price of electricity shall be implemented on the basis of "the same price for the same quality on the same grid." The law delineates the approval process for on-grid tariffs and makes a distinction between the approvals required for regional/provincial grids. The Power Law reiterates the position of the Central Government of the PRC that entities involved in the construction of power plants, power generation and grid operation are autonomous and assume sole responsibility for their own profits and losses. Although these are the objectives of reform for China's power industry, it takes time and effort to implement them. To this end, the Power Law authorizes the State Council to establish implementation regulations and rules for these purposes.

      RATE SETTING MECHANISMS. There are no regulations or governmental decrees that regulate tariff formulas. The Power Law, however, does provide general principles for determining tariffs paid by electric power grids to electricity producers. Electricity prices, according to the Power Law, shall be determined in accordance with the principles of uniform policy, unified pricing and regulation at different levels, and the formulation of electricity prices shall be based on the principles of reasonably compensating for costs incurred, reasonably determining profits, legally computing taxes and equitably dividing the cost in order to promote power construction. The Power Law also authorizes the State Council to work out concrete rules for those power generating enterprises that need to formulate a different on-grid power price due to special circumstances. Rates for electricity produced by power plants that the SP directly or indirectly owns and manages are generally set by the Central Government, thus most electricity has historically been purchased from power plants at such rates. For certain power plants with local government, China Huaneng Group or foreign investment, such as the Luannan Facility, tariffs are negotiated between the power plant, the operator of the grid (i.e., currently a certain Regional Power Group) and the relevant provincial pricing bureau, and, except in the case of power to be dispatched to an independent grid or to be consumed within the same province of the power generation, the proposed tariff is then submitted to the pricing department at the SDPC for final approval.

      In the case of power plants owned and managed directly or indirectly by the SP, customers purchase electricity from the Power Companies at each level of the administration of the PRC at rates determined by the Central Government, which vary according to the category and location of the user. The rates set by the Central Government have traditionally been maintained at a low level, requiring the subsidization of the electric power industry by the Central Government. One of the stated goals of the Power Law (as described above) is to reform power pricing to be consistent with the development of the market economy. Trial implementation has commenced in several cities of a time-sharing pricing policy which charges consumers higher rates for peak load periods and lower rates for off-peak load periods. North China Power Group Company has adopted a similar program in its service area. Allowing the market to influence the setting of power rates is intended to provide incentives for greater efficiency in energy production, reduction of energy use per unit of industrial output and promotion of conservation technologies.

      TRANSMISSION AND DISPATCH. The main system for the dispatch, transmission and distribution of electric power in the PRC consists of the five interprovincial power grids managed by their respective Regional Power Groups and the eight provincial and two autonomous region power grids managed by the Provincial Power Companies.

      The PRC's energy sources, such as coal and potential hydroelectric resources, are principally located in the western, northern and central inland provinces, but its high electricity consumption regions are located in the eastern and southern coastal areas. As a result of plans to develop large power plants in areas with significant energy sources, the expansion of China's electricity transmission capabilities is of major importance. The PRC plans to interconnect the North China Power Grid with the Northeast Power Grid around 2000. In 2003, with the expected completion of the first phase of the Three Gorges project and the commercial operation of the first group of generation units, the Central China Power Grid is expected to be interconnected on the east with the East China Power Grid and on the west with the Sichuan Power Grid. A unified national power grid is planned for completion sometime between 2010 and 2020.

      All electricity produced in the PRC is dispatched by the Regional Power Groups (for interprovincial regional grids), except for that generated by units not connected to a grid. The grids and the electric power dispatch to each grid are administered by dispatch centers ("Dispatch Centers") operated by the Regional Power Groups or Power Companies. Prior to November 1993, dispatch had been carried out pursuant to MOEP guidelines. In order to achieve more efficient and rational dispatch of electric power, the State Council issued, with effect from November 1, 1993, the Regulations on the Administration of Electric Power Dispatch to Networks and Grids (the "Dispatch Regulations"). Under the Dispatch Regulations, Dispatch Centers were established at five levels: the National Dispatch Center, the Dispatch Centers of the Regional Power Groups, the Dispatch Centers of the Provincial Power Companies, the Dispatch Centers of the Power Companies of cities under provinces and the Dispatch Centers of the county Power Companies. Dispatch Centers are charged with setting production levels for the various power plants connected to the grid. To effect this determination, each power plant receives on a daily basis from its local Dispatch Center an expected hour-by-hour output schedule for the following day, based on expected demand, the weather and other factors.

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

FOREIGN ENVIRONMENTAL REGULATION

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

EMPLOYEES

      At December 31, 1999, the Company and its subsidiaries had no employees.

      Robert W. Carter is Chairman of the Board, Chief Executive Officer and one of two directors of the Company. Janice Carter is Executive Vice President, Secretary and Treasurer of the Company, and is married to Robert W. Carter. Todd Carter is Senior Vice President - Corporate Finance of the Company, and is the son of Robert W. and Janice Carter. Otherwise, no family relationships exist among the directors and executive officers of the Company.

      All executive officers of the Company are elected annually by the Board of Directors of the Company to serve in such capacities until their successors are duly elected and qualified.

YEAR 2000

      The Company and its subsidiaries have experienced no material year 2000 failures or problems. The Company is, however, continuing to monitor its systems for any problems that may occur, especially in the initial months of the year 2000.

Item 2. PROPERTIES.

      The information regarding the properties of the Company is set forth under
Item 1. Business above and in the Notes to Consolidated Financial Statements included in Part II hereof. The Company's principal office, located at 4100 Spring Valley, Suite 1001, Dallas, Texas 75244, is leased by PEII, which lease expires May 2001.

Item 3. LEGAL PROCEEDINGS.

      The Company and certain of its subsidiaries are claimants or defendants in various legal proceedings which have arisen in the ordinary course of business.

HEARD PROCEEDINGS

      Panda Energy Corporation, a Texas corporation and a subsidiary of the Company ("PEC"), is a party to a lawsuit captioned Panda ENERGY CORPORATION, PLAINTIFF V. HEARD ENERGY CORPORATION, CLF ENERGIA Y ELECTRICIDAD, S.A., ROBERT
A. WOLF, ARMIN ALEXANDER BUDZINSKY, EDWARD R. GWYNN, DONALD L. KINNEY, MORGAN STANLEY & CO., INC., ALLSTATE INSURANCE COMPANY, ALLSTATE LIFE INSURANCE COMPANY, ENTERGY CORPORATION, ENTERGY ENTERPRISES, INC., ENTERGY POWER, INC., ENTERGY POWER DEVELOPMENT CORPORATION, ANIL DESAI, DRS. IR. POERWANTO P., AND PT PANCA SERODJA PRADHANA, DEFENDANTS, (NO. 94~0672-J), District Court of Dallas County, Texas (191st Judicial District). PEC initiated this litigation in April 1994 and alleges that defendants Wolf, Gwynn and Kinney, former PEC employees, formed a competing company (Heard Energy Corporation) and misappropriated certain of PEC's international power project opportunities. PEC alleges that the other defendants knowingly participated, collaborated and/or conspired in the misappropriation of these opportunities. PEC's legal claims include causes of action for misappropriation, conspiracy, fraud, breach of contract and breach of fiduciary duty against one or more of the defendants and alleges damages in an unspecified amount.

      Defendant Morgan Stanley filed a counterclaim on September 14, 1995 against PEC, alleging that it had performed services for PEC pursuant to an engagement agreement relating to the Brandywine Project. PEC's claims against Morgan Stanley, however, and Morgan Stanley's counterclaims have all been dismissed from the action pursuant to a confidential settlement that the parties entered into in February 2000.

      Defendants Heard Energy Corporation, Wolf, Gwynn, Kinney and Budzinsky (the "Heard Defendants") also filed a counterclaim during November 1994 against PEC and a third-party claim against Robert Carter and Janice Carter, alleging that PEC, Robert Carter and Janice Carter negligently made certain misrepresentations and that they incurred damages in the amount of approximately $5.0 million as a result of these misrepresentations. In both the counterclaim and the third-party claim, the Heard Defendants further alleged that PEC, Robert Carter and Janice Carter violated a confidentiality order relating to certain documents produced by the Heard Defendants during the discovery phase of this action by misappropriating confidential information in these documents for the purpose of gaining a competitive advantage over Heard Energy Corporation. The Heard Defendants seek $5.0 million in damages as well as unspecified "exemplary" damages based on this alleged violation. PEC believes that the Heard Defendants' claim is without merit.

      On March 15, 1996, all of the defendants filed motions for summary judgment, and by letter dated April 30, 1996, the court advised all counsel that it intended to grant the defendants' motions for summary judgment. This order was entered on June 19, 1996. The Heard Defendants and Morgan Stanley then dismissed their counterclaims against PEC in May 1996 to permit the summary judgment to become a final, appealable order, and PEC promptly appealed from that summary judgment. On October 22, 1998, the Court of Appeals Fifth District Court of Texas ruled in favor of PEC and reversed the trial court's summary judgment and remanded the case back to the trial court. The Heard Defendants appealed this ruling to the Texas Supreme Court. On February 25, 1999, the Texas Supreme Court denied such appeal.

      The Company has settled this matter with certain of the defendants, including all issues relating to Morgan Stanley & Co., Inc., and further discovery is ongoing with the remaining defendants, including, but not limited to, Allstate Insurance Company and certain of the former employees. Discovery remains ongoing in the case, which is now set for jury trial in Dallas in January 2001. The Allstate defendants asserted a counterclaim against PEC on March 27, 2000, in which these defendants seek a declaratory judgment that they are not liable to PEC for a default judgment that PEC previously obtained against one of the former defendants.

      The Company and PEC do not believe that the counterclaims or third-party claims have any merit, nor does the Company believe that these claims, if eventually decided adversely to PEC, would have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

BIBB/WESTPOINT STEVENS PROCEEDINGS

      In April 1998, Panda-Rosemary Corporation, the general partner of the Panda-Rosemary Partnership and a wholly-owned subsidiary of the Company, filed suit in federal court charging the Bibb Company ("Bibb") and Westpoint Stevens, Inc. ("Westpoint") with violating a contractual agreement in the sale of a textile mill in 1997 and in the operation of the mill since that time. The Rosemary facility supplies steam and chilled water to the textile mill under a contract originally signed with Bibb. Westpoint acquired the textile mill from Bibb in 1997. The suit asked the court to determine and clarify the rights of the parties to the contract. The federal court dismissed this action in June 1998 and Westpoint and Bibb filed a separate suit in state court in Halifax County, North Carolina shortly thereafter, claiming, among other things, breach of contract in regard to the delivery of steam. On October 27, 1998, an affiliate of Panda-Rosemary Corporation filed suit in state court in Dallas County, Texas against Westpoint and Bibb seeking various damages regarding the contract. The case has since been transferred to Special Business Court in Winston-Salem, North Carolina, by agreement of the parties. Thereafter, all parties filed motions for partial summary judgment, and on December 16, 1999, the Court issued an Order and Opinion wherein the Court granted in part and denied in part each party's cross motion. Both parties have appealed the Court's Order, and the trial court has stayed all proceedings pending the appeal. Panda-Rosemary Corporation and its affiliates intend to vigorously pursue their claims against Bibb and Westpoint in these court actions. Panda-Rosemary Corporation continues to provide steam and chilled water to the mill.

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

      A trial on this matter was held in August 1999 and on September 13, 1999, PGE filed a motion for judgment on the jury's verdict, contending that NDR take nothing and that PGE be awarded its attorney's fees. NDR also filed a motion for judgment, which included claims for increased ownership in the Luannan Facility, additional cash compensation and that PGE be required to buy out its interest at appraised value. The judge in the trial court recently ruled that PGE has no liability to NDR and that NDR reimburse PGE for its attorneys' fees. Various post-trial motions have been filed and PGE understands that NDR may appeal the judge's rulings.

      The Company does not believe that an adverse result in this proceeding would have a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

PROCEEDINGS RELATED TO TRUST INDENTURE

      The Company understands that on or about February 18, 2000, a letter (the "CSFB Letter") was sent to Bankers Trust Company in its capacity as trustee ("Trustee") under a Trust Indenture, dated as of April 22, 1997, between the Company and the Trustee (the "Company Indenture"), by or on behalf of Credit Suisse First Boston (Hong Kong) Limited ("CSFB"), as the holder of not less than 25% of the outstanding 12 1/2% Senior Secured Notes due 2004 (the "Senior Secured Notes") issued by Panda Global Energy Company ("PGE"), a wholly owned subsidiary of the Company, pursuant to a separate Trust Indenture, dated as of April 22, 1997, between PGE and the Trustee (the "PGE Indenture"). The Company understands that the CSFB Letter alleges certain covenant defaults (not related to payment obligations) under the PGE Indenture and/or the Company Indenture relating to the sale of certain assets by the Company and whether fair market value was received in exchange for such assets. The Company is the guarantor of the Senior Secured Notes and the terms of the Company Indenture and the PGE Indenture are, in material respects, parallel.

      The Company and PGE have brought legal actions against CSFB and others, in both United States federal district court and state court in Dallas, Texas. The action brought by PGE in state court was removed to federal court and consolidated with the action brought by the Company. PGE has filed a motion to remand the removed case back to state court. The motion has not yet been ruled upon. In the actions, PGE and the Company seek injunctive relief precluding an acceleration of the Senior Secured Notes on the basis of the alleged defaults, declaratory relief to the effect that no event of default exists under the Company and/or PGE Indentures and also seek damages for conspiracy, tortious interference with contractual relationships and/or business and trade disparagement. CSFB has moved to have venue transferred to federal district court in New York. That motion has not yet been ruled upon. As of April 7, 2000, these legal actions remain pending.

      If a result adverse to the Company occurs in this proceeding, there could be a material adverse effect on the business, financial condition or results of operations of the Company and its subsidiaries, taken as a whole.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established market for the Company's Common Stock, $.01 par value, all of which is owned by PEII. The Company has not paid cash dividends on shares of its capital stock since its inception, and currently does not believe that it will pay any such dividends in the foreseeable future. The indenture governing the Company's Guarantee of the 12 1/2% Senior Secured Notes due 2004 of Panda Global Energy Company imposes certain restrictions on the Company's ability to declare or pay cash dividends to PEII and make certain distributions on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA
                         (in thousands, except ratios)

      Presented below are selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 1999, which have been derived from the Company's financial statements. The selected financial data should be read in conjunction with the information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, included elsewhere herein.

                                                                 YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------
                                                1995         1996         1997         1998         1999
                                             ---------    ---------    ---------    ---------    ---------
REVENUE:
Electric capacity and energy sales: ......   $  29,859    $  32,274    $  65,005    $  78,252    $  92,392
Steam and chilled water sales ............         473          502          624          695          559
Interest income ..........................         895        1,518        8,050        7,698        5,940
Other income-gain on sale of project .....        --           --           --           --         86,698
                                             ---------    ---------    ---------    ---------    ---------
      Total revenue ......................      31,227       34,294       73,679       86,645      185,589

EXPENSES:
Plant operating expenses .................   $   9,348    $  12,050    $  26,245    $  25,583    $  29,029
Development and administrative expenses ..       2,550        5,187       11,580       16,909       18,848
Interest expense .........................      11,716       19,414       55,329       57,199       50,997
Depreciation .............................       4,210        5,532       11,575       12,201       12,287
Amortization-- Debt issuance costs .......         554          494        1,418        1,656        1,646
Amortization-- Partnership formation costs         533          533         --           --           --
                                             ---------    ---------    ---------    ---------    ---------
      Total expenses .....................      28,911       43,210      106,147      113,548      112,807

Income (loss) before taxes and minority
   interest ..............................       2,316       (8,916)     (32,468)     (26,903)      72,782
Minority interest ........................      (5,048)      (2,405)        --           --           --
Deferred tax benefit .....................        --           --           --         25,000      (38,000)
                                             ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary items .      (2,732)     (11,321)     (32,468)      (1,903)      34,782

Extraordinary loss, net(1) ...............        --        (21,336)        --           --           --
                                             ---------    ---------    ---------    ---------    ---------
      Net income (loss) ..................   $  (2,732)   $ (32,657)   $ (32,468)   $  (1,903)   $  34,782
                                             =========    =========    =========    =========    =========
OTHER DATA:
Ratio of earnings to fixed charges(2) ....          (2)          (2)          (2)          (2)        1.89
                                                                      DECEMBER 31,
                                             -------------------------------------------------------------
                                                1995         1996         1997         1998         1999
                                             ---------    ---------    ---------    ---------    ---------

BALANCE SHEET DATA:
Cash and other current assets ............   $  11,339    $  36,626    $ 112,067    $  91,175    $  74,639
Power plant and equipment (net) ..........     220,145      268,725      293,008      391,867      383,427
Reserves and escrow deposits,
   and other assets ......................      15,471       40,119       86,807       58,100       64,438
                                             ---------    ---------    ---------    ---------    ---------
      Total assets .......................   $ 246,955    $ 345,470    $ 491,882    $ 541,142    $ 522,504
                                             ---------    ---------    ---------    ---------    ---------
Current liabilities ......................   $  18,457    $  19,667    $  25,994    $  64,783    $  29,336
Deferred revenue .........................        --           --         13,140       12,670       23,280
Long-term debt (including capital lease
   obligation), less current portion .....     234,608      427,319      580,947      590,819      584,753
Minority interest ........................      36,836         --          5,741        5,741        5,741
Shareholder's deficit ....................     (42,946)    (101,516)    (133,940)    (132,871)    (120,606)
                                             ---------    ---------    ---------    ---------    ---------
      Total liabilities and
         shareholder's deficit ...........   $ 246,955    $ 345,470    $ 491,882    $ 541,142    $ 522,504
                                             =========    =========    =========    =========    =========

Notes (in thousands):

(1) In 1996, there was an extraordinary loss from early extinguishment of debt $21,336.

(2) For purposes of computing the ratio of earnings to fixed charges, earnings represent income (loss) before minority interest, taxes and extraordinary items plus fixed charges exclusive of capitalized interest. Fixed charges consist of interest expense, capitalized interest and amortization of debt issuance costs. Earnings were insufficient to cover fixed charges in 1995 by $3,477, in 1996 by $19,971, in 1997 by $34,525 and in 1998 by $34,247. In 1995, 1996, 1997, 1998
and 1999 fixed charges included capitalized interest of $5,793, $11,055, $2,057, $7,344 and $13,641, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            (DOLLAR AMOUNTS ARE IN THOUSANDS UNLESS OTHERWISE NOTED)

GENERAL

      The Company has interests in two completed electric power generation facilities in the United States: a 100% equity ownership interest in the Rosemary Facility, which began commercial operations in December 1990, and a 100% leasehold interest (through a capital lease arrangement) in the Brandywine Facility, which began commercial operations in October 1996. Prior to July 31, 1996, the Company owned a 10% equity interest in the Rosemary Facility. The Company also owns an approximately 83% indirect interest in the Luannan Facility currently under construction in China, financing for which was completed in April 1997. Additionally, the Company owns an indirect equity interest in the Nepal Facility currently under construction in Nepal, financing for which was completed in December 1997. The Company also has other projects under development. As discussed in Note 5 to the consolidated financial statements, the Company entered into a partnership concerning the Paris project in February 1999 and retained a 1% limited partnership interest in the project.

RESULTS OF OPERATIONS

      The Company's current revenues from electric power generation are primarily derived from long-term contracts which include both a fixed capacity payment and a variable energy payment. The capacity payments, which are based upon the specified power generating capacity of a project, are designed to cover fixed costs and to provide an acceptable return on equity. The energy payments, which are based on actual electricity output, are designed to cover variable costs including fuel costs and variable operating expenses incurred in connection with electricity output. Accordingly, the impact of price fluctuations on the results of operations is generally not material. The extent to which a facility is dispatched (i.e., required to deliver electricity), and therefore the actual electricity output for a given period, are subject to the discretion of the power purchaser, with certain limitations. The capacity payments are currently the predominant source of revenue for the Company at the project entity level. See "Liquidity and Capital Resources."

      1999 COMPARED TO 1998

      The Company recorded net income of $34,782 in 1999 on revenues of $185,589 compared to a net loss of $1,903 on revenues of $86,645 in 1998. The increase in revenues in the 1999 period was primarily caused by a gain of $86.7 million on the sale of a 99% interest in the Paris project, as discussed in Note 5 to the consolidated financial statements, and by increased operating revenues at the Brandywine facility.

      Capacity revenues for the Rosemary Facility were $23,547 and $25,382 for 1999 and 1998, respectively. The lower capacity revenues in 1999 resulted from a scheduled decrease in capacity payments under the power purchase agreement. Energy revenues for the Rosemary Facility for 1999 and 1998 were $3,768 and $3,234, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch levels at that facility compared to 1998. Capacity revenues from Potomac Electric Power Company ("PEPCO") for the Brandywine Facility for 1999 and 1998 were $43,703 and $31,884, respectively. The increase in capacity revenues for 1999 compared to 1998 results from a scheduled increase in capacity payments under the power purchase agreement. Additionally, as discussed in Note 5 to the consolidated financial statements, the Company and PEPCO reached an agreement in October 1997 (which was finalized in July 1998) under which PEPCO paid approximately $3.8 million to the Company for the retroactive effect of higher capacity payments for the first nine months of 1997. The retroactive capacity payment, which was received in July 1998, is included in capacity revenues in 1998. Energy revenues from PEPCO for the Brandywine Facility for 1999 and 1998 were $16,072 and $12,068, respectively. The increase in energy revenues for the Brandywine Facility is attributable to higher dispatch levels at that facility compared to 1998. In addition to capacity and energy revenues from PEPCO, the Company earned revenues of $5,248 in 1999 and $5,576 in 1998 from excess capacity and energy sales on a merchant basis from the Brandywine Facility as allowed under the PEPCO agreement. Also, in 1999 and 1998, the Company had energy revenues of $54 and $108, respectively, from the sale of natural gas and fuel oil to other purchasers.

      Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $29,029 (31% of electricity revenues) in 1999 from $25,583 (33% of electricity revenues) in 1998. The increase in 1999 was attributable to higher dispatch levels at the Rosemary and Brandywine facilities.

      Project development and administrative expenses were $18,848 (20% of electricity revenues) and $16,909 (22% of electricity revenues) for 1999 and 1998, respectively. The increase from 1998 was primarily attributable to a contract termination payment of $2.2 million in 1999 related to the Luannan Facility.

      Interest expense decreased to $50,997 (55% of electricity revenues) in 1999 from $57,199 (73% of electricity revenues) in 1998 primarily as a result of an increase in the capitalized portion of the interest cost on the Senior Secured Notes as the Luannan Facility approaches completion.

      Depreciation and amortization of debt issue costs amounted to $13,933 (15% of electricity revenues) in 1999 and $13,857 (18% of electricity revenues) in 1998. The increase in 1999 was primarily attributable to capital improvements at the Rosemary and Brandywine Facilities.

      As previously disclosed, the Company filed the initial tariff application for the Luannan Facility with the Chinese government in the second quarter of 1999. The Company is continuing discussions with the Chinese government concerning the tariff application and the related approval process. The tariff application is still in process and the Company has not yet received an approved tariff from the government. There can be no assurance that the Company will receive the requested tariff, and the approved tariff may be significantly lower than the amount requested. If the approved tariff varies from the requested amount, the Company's consolidated financial position, results of operations and cash flows could be materially affected.

      The provision for income taxes, which relates to the Company's domestic operations and was primarily attributable to the gain on the sale of the Paris project, amounted to $38,000 in 1999. Losses incurred in the Company's offshore operations are not deductible from the Company's domestic taxable income. In 1998, the Company recognized a deferred tax benefit of $25,000. The benefit, which resulted from a reduction in the valuation allowance against deferred tax assets, was recognized in 1998 because the subsequent sale of the Paris project in 1999 validated the likely future realization of a portion of the deferred tax assets.

      As a result of the various factors discussed above, the Company recorded net income of $34,782 and a net loss of $1,903 for 1999 and 1998, respectively.

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

      In 1998, the Company recognized a deferred tax benefit of $25,000. The benefit, which resulted from a reduction in the valuation allowance against deferred tax assets, was recognized because the subsequent sale of the Paris project validated the likely future realization of a portion of the deferred tax assets.

      As a result of the various factors discussed above, the Company recorded net losses of $1,903 and $32,468 for 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      In 1999, the Company obtained cash from the sale of a 99% interest in the Paris project as discussed above. The Company utilized this cash to fund project development and administrative activities, including reimbursement to its parent of costs previously incurred on behalf of the Company, and for income taxes. In 1999, 1998 and 1997, the Company also obtained cash from operations of the Rosemary Facility and the Brandywine Facility. The Company utilized this cash to fund operations at the Rosemary and Brandywine facilities, to service the respective debt and capital lease obligations of the project entities for these facilities, and also to service the debt of Panda Funding Corporation ("PFC")(see Note 8 to Consolidated Financial Statements). The Company experienced losses during the years ended December 31, 1997 and 1998, and has a shareholder's deficit of $120.6 million at December 31, 1999.

      THE ROSEMARY FACILITY, BRANDYWINE FACILITY AND NEPAL FACILITY

      The Company's project entities for the Rosemary Facility, Brandywine Facility and Nepal Facility will be required to make payments for their respective operating expenses and debt service and capital lease obligations, as the case may be. The project entities' ability to make such payments will depend upon the financial performance of the Rosemary Facility, the Brandywine Facility and the Nepal Facility, respectively. The project entities for the Rosemary Facility and the Brandywine Facility are dependent on capacity payments under their respective power purchase agreements to meet their fixed obligations, including payment of project-level debt service. Such capacity payments can be adversely affected by a major equipment failure, resulting in a facility being unavailable for dispatch for an extended period of time. Such capacity payments can also be subject to reduction pursuant to regulatory disallowance and, under contractual provisions, as a result of events outside the Company's control. In 2006, the capacity payments for the Rosemary Facility are scheduled to decrease by approximately $5.4 million ($23.1%) based on the facility's current capacity rating. Also, each of the electric energy purchasers under the power purchase agreements for the Rosemary Facility and the Brandywine Facility has a contractual right to schedule the facility for dispatch largely at the purchaser's discretion. Thus, revenues from such energy payments may vary depending on the hours these facilities are dispatched by such purchasers.

      In regard to the Nepal Facility, as stated above, in the event that commercial operations are not commenced by December 31, 2000, and no force majeure extension is obtained pursuant to the applicable power purchase agreement (which issue currently is in the arbitration process), then under the provisions of the power purchase agreement, such agreement may be terminated by the NEA. Although the Company currently believes that commercial operations will commence in September 2000, there can be no assurance that this will occur nor that the power purchase agreement will not be terminated in this regard. See "Item 1. - Business - Plants Under Construction - The Nepal Facility."

      Payments on the indebtedness of PFC will need to be funded almost exclusively with distributions from the project entities for the Rosemary Facility and the Brandywine Facility (after payment of project-level indebtedness related to such facilities). The amount of these distributions, if any, will be determined by the financial performance of the Rosemary Facility and the Brandywine Facility, and will be subject to a number of limitations on distributions contained in project-level debt agreements. There can be no assurance that there will be any excess funds available from such distributions to assist in the Company's obligations with respect to the Senior Secured Notes (discussed below) during the foreseeable future.

      SENIOR SECURED NOTES

      The Company currently believes that it may not be able to meet its interest and principal obligations (totaling $11.35 million) on the Senior Secured Notes due in October 2000, as well as subsequent obligations on the Senior Secured Notes.

The Senior Secured Notes were issued by PGE (and guaranteed by the Company) to finance the development and construction of the Luannan Facility (see Note 8 to Consolidated Financial Statements for a discussion of the Senior Secured Notes). The Company filed its initial tariff application for the Luannan Facility with the Chinese government in May 1999. The Company is continuing discussions with the Chinese government concerning its tariff application and the related approval process. The tariff application is still in process and the Company has not yet received an approved tariff from the Chinese government. The Luannan Facility has passed performance testing, although it has not yet been declared ready for commercial operations (primarily due to the lack of a tariff under the applicable power purchase agreement, and to further unit performance adjustments to be made by the Luannan EPC Contractor). There can be no assurance that the requested tariff will be approved, and the approved tariff may be significantly lower than the amount requested. If the approved tariff varies from the requested amount, the Company's consolidated financial position, results of operations and cash flows could be materially adversely affected. See "Item 1. Business - Plants Under Construction - The Luannan Facility."

      The Company understands that on or about February 18, 2000, a letter (the "CSFB Letter") was sent to Bankers Trust Company in its capacity as trustee ("Trustee") under a Trust Indenture, dated as of April 22, 1997, between the Company and the Trustee ("Company Indenture"), by or on behalf of Credit Suisse First Boston (Hong Kong) Limited ("CSFB"), as the holder of not less than 25% of the outstanding 12 1/2% Senior Secured Notes issued by PGE pursuant to a separate Trust Indenture, dated as of April 22, 1997, between PGE and the Trustee (the "PGE Indenture"). The Company understands that the CSFB Letter alleges certain covenant defaults (not related to payment obligations) under the PGE Indenture and/or the Company Indenture relating to the sale of certain assets by the Company and whether fair market value was received in exchange for such assets. The Company is the guarantor under the Senior Secured Notes and the terms of the Company Indenture and the PGE Indenture are, in material respects, parallel.

      The Company and PGE have brought legal actions against CSFB and others, in both United States federal district court and state court in Dallas, Texas. The action brought by PGE in state court was removed to federal court and consolidated with the action brought by the Company. PGE has filed a motion to remand the removed case back to state court. The motion has not yet been ruled upon. In the actions, PGE and the Company seek injunctive relief precluding an acceleration of the Senior Secured Notes on the basis of the alleged defaults and declaratory relief to the effect that no event of default exists under the Company and/or PGE Indentures and also seek damages for conspiracy, tortious interference with contractual relationships and/or business and trade disparagement. CSFB has moved to have venue transferred to federal district court in New York. That motion has not yet been ruled upon. As of April 7, 2000, these legal actions remain pending. If a result adverse to the Company occurs in this proceeding, there could be a material adverse effect on the Company's consolidated financial condition, results of operations and cash flows. See Item
3. "Legal Proceedings - Proceedings Related to Trust Indenture."

      GOING CONCERN ISSUES

      The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. In this regard, the Company has retained financial and legal advisors to review the financial and legal alternatives available to the Company, including without limitation a possible debt restructuring of the Senior Secured Notes, the raising of additional equity or debt financing for the Company.

      To continue its development activities (including but not limited to the Company's purchase commitments totaling approximately $325 million for equipment), the Company will require external financing. Its financial and legal advisors currently are pursuing several debt and equity financing alternatives in this regard as well. The Company's restricted cash balances are available only for specific uses as stated in the relevant indentures (including but not limited to the indentures related to the Senior Secured Notes), such as the payment of debt obligations, project development, construction and maintenance, and are not available for general corporate purposes.

      There can be no assurance that the possible debt restructuring or financings referred to above will be successfully completed. In such instance, there could be a material adverse effect on the business, financial position, results of operations and cash flows of the Company and its subsidiaries taken as a whole which, among other things, could cause the Company to seek protection under applicable federal bankruptcy laws.

NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years beginning after June 15, 2000. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations. The new standard will supercede or amend existing standards that deal with hedge accounting and derivatives. The Company has not yet determined the effect adopting this standard will have on its financial statements.

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

      The Company has also used a hedging strategy in an attempt to insulate each plant's financial performance, where appropriate, against the risk of fluctuations in interest rates. Because the capacity payments at the Company's facilities are essentially fixed, the Company has attempted to hedge against interest rate fluctuations by arranging fixed rate financing. The Company's borrowings currently consist entirely of fixed rate obligations. There are no interest rate swaps or other hedging facilities related to these borrowings. The Company has no derivative financial instruments in place as of December 31, 1999. The Company estimates that the fair value of its long-term debt securities would decrease in the aggregate by approximately 5% if interest rate levels increased by 10%. See Notes 7, 8 and 12 of the consolidated financial statements for additional information regarding the Company's borrowings.

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

      The Company has an investment, in a joint venture in Nepal which has debt at both fixed and variable interest rates. The joint venture has interest rate derivative agreements, consisting of interest rate swaps, which serve as hedges against a portion of the variable interest rate exposure. Most of the debt is denominated in U.S. dollars; however, a portion of the debt is denominated in the German mark. The joint venture has no hedging facilities relating to the mark-denominated debt. After commercial operations commence, the joint venture's foreign currency risk exposure will increase because a significant portion of the project's operating expenses will be primarily denominated in the Nepalese rupee. The project's operating revenues under the power purchase agreement are denominated in U.S. dollars. The Company uses the equity method of accounting for the joint venture. Management currently believes that potential losses to the joint venture due to fluctuations in interest rates and foreign currency exchange rates will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

YEAR 2000 COMPLIANCE

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 problem. The Year 2000 problem arises from the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If the problem had not been corrected, systems that use a date in its prescribed function could have failed or produced erroneous results before, on and after the year 2000.

      All Year 2000 remediation efforts for the Company's businesses were completed on time and within budget estimates without any material adverse effect on operations. The costs incurred by the Company in connection with the Year 2000 compliance project were not material.

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

      The Certificate of Incorporation of the Company provides that the Company shall always have an individual serving as an "Independent Director" who shall have the right to vote or consent only on, and whose affirmative vote or consent shall be required with respect to, any decision by the Company or the Board of Directors of the Company to (i) file a bankruptcy petition, make an assignment for the benefit of creditors, apply for the appointment of a custodian, receiver or trustee for it or its property, consent to the filing of such proceeding or admit in writing to its inability to pay its debts generally as they become due;
(ii) commence the dissolution, liquidation, consolidation, merger or sale of all or substantially all of its assets; (iii) amend the Certificate of Incorporation to broaden the purposes of the Company and in other respects; (iv) authorize the Company to engage in any activity other than those set forth in the Certificate of Incorporation; or (v) authorize any subsidiary with an Independent Director to take any action set forth in (i) through (iv). The Certificate of Incorporation of the Company provides that the Independent Director shall be a person who is not and has not been, for the five years preceding his election,
(i) a direct or indirect legal or beneficial owner of the Company or its affiliates (or a member of the immediate family of such owner), (ii) a creditor, supplier, officer, director, promoter, underwriter, manager or contractor of the Company or any of its affiliates (or a member of the immediate family of any such officer or director) or (iii) a person (or a member of the immediate family of a person) employed by the Company or any of its affiliates or by any creditor, supplier, employee, stockholder, officer, director, promoter, underwriter, manager or contractor thereof. The Independent Director may, however, serve in such capacity for other affiliates of the Company. In March1999, Brian G. Trueblood was re-elected as the Independent Director of the Company.

      The following table sets forth the names and ages of the directors and the executive officers of the Company and their positions with the Company. Since the formation of the Company, each executive officer of the Company has held the same office(s) with the Company that he or she has held with each other corporation that is currently affiliated with the Company.

     NAME                      AGE         POSITION WITH THE COMPANY
     ----                      ---         -------------------------
     Robert W. Carter          61          Director, Chairman of the Board
                                           and Chief Executive Officer
     Darol S. Lindloff         61          President
     Janice Carter             58          Executive Vice President,
                                           Secretary and Treasurer
     Ralph T. Killian          53          Executive Vice President
     Todd W. Carter            32          Senior Vice President, Corporate
                                           Finance
     Ted C. Hollon             49          Senior Vice President, Project
                                           Development and Construction
     L. Stephen Rizzieri       44          Senior Vice President and General
                                           Counsel

     Bryan Urban               35          Senior Vice President -- Project
                                           Finance
     Jerry Thurmond            48          Senior Vice President and Controller
     Garry Hubbard             44          Senior Vice President -- Power
                                           Ventures
     Brian G. Trueblood        38          Independent Director

      ROBERT W. CARTER has been the Chairman of the Board and Chief Executive Officer of the Company since its formation and of PEII, an affiliate of the Company, since January 1995. Mr. Carter has held similar chief executive positions with PEC, a subsidiary of the Company, and PEC's subsidiaries since he founded PEC in 1982. Mr. Carter also is President of Robert Carter Oil & Gas, Inc., an oil and gas exploration company, which he founded in 1980. From 1978 to 1980, Mr. Carter was Vice President of oil and gas lease sales for Reserve Energy Corporation (an oil and gas exploration company). From 1974 to 1978, he served as a marketing consultant to Forward Products, Inc. (a petrochemical company). Mr. Carter was Executive Vice President of Blasco Industries (a chemical and textile manufacturer) from 1970 to 1974. He served as a sales representative and sales manager for Olin Mathieson Chemical Corporation (a petrochemical, pulp and paper company) from 1965 to 1970. From 1960 to 1965, he was a sales representative for Inland, Mead Paper Company in Atlanta. Mr. Carter attended the University of Georgia. Mr. Carter is married to Janice Carter and the father of Todd Carter.

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

      JANICE CARTER has been the Executive Vice President, Secretary and the Treasurer of the Company since its formation, has been the Executive Vice President, Secretary, Treasurer and a Director of PEII since January 1995 and has served in such capacities with PEC since its inception in 1982. From 1975 to 1980, Mrs. Carter was office manager of Reserve Energy Corporation. >From 1969 to 1972, Mrs. Carter worked for University Computing, and from 1962 to 1968 she directed administration for the engineering department of Otis Engineering, a division of Halliburton International. Mrs. Carter also serves as Vice President and Secretary/Treasurer of Robert Carter Oil & Gas, Inc. Mrs. Carter attended Texas Tech University. Mrs. Carter is married to Robert W. Carter and the mother of Todd Carter.

      RALPH T. KILLIAN has served as Executive Vice President of the Company and PEII since March 1998 and served as Senior Vice President of the Company from its inception until March 1998 and of PEII from May 1994 until March 1998. Mr. Killian has overall responsibility for asset management which includes operations & maintenance, fuel, procurement and management, and power marketing for facilities. Between November 1989 and April 1994, Mr. Killian served as Vice President of Natural Resources for PEC. From 1988 to 1989, he was Senior Vice President of Texas Eastern Corporation (an energy company). From 1969 to 1988, he held various natural gas marketing and engineering management positions with Amoco Corporation (an energy company) including Regional Natural Gas Marketing Manager for Amoco Production Company's Denver region. Mr. Killian graduated from the University of Florida with a Bachelor of Science degree in chemical engineering.

      TODD W. CARTER has served as Senior Vice President - Corporate Finance of the Company since March 1999, and previously served as Senior Vice President, International Business Development since October 1998. Prior to such date, Mr. Carter served in various capacities in the project development, finance and acquisition departments of PEII during the last eight years. Mr. Carter graduated from the University of Texas in 1990 with a Bachelor of Business Administration degree. Mr. Carter also serves as an officer of several significant subsidiaries of PEII.

      TED C. HOLLON has served as Senior Vice President, Project Development and Construction of the Company and PEII since March 1999, and previously served as Senior Vice President, Project Development of the Company and PEII since August 1997. Prior to such date, he served as Vice President of Construction for the Company from its inception until August 1997 and for PEII from March 1995 until August 1997. Mr. Hollon served as project manager for the Company's 230 megawatt Panda-Brandywine Facility from March 1993 until March 1995. Mr. Hollon previously held various positions with several prominent international engineering and construction companies such as Brown & Root International and CSR Serrine. Mr. Hollon has over 25 years of international construction experience. He earned a Bachelor of Science degree from Texas A&M University.

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

      BRYAN J. URBAN has been Senior Vice President, Project Finance of the Company and PEII since March 1999. He was Vice President, Finance of the Company from its inception until March 1999 and of PEII from July, 1996 until March 1999. Prior thereto, he served as Vice President and Controller of PEII from January 1994 until July, 1996. Mr. Urban has worked in various capacities in the finance department at PEII since 1992. Prior to joining PEII, he spent five years in the Audit and Financial Consulting Division at Arthur Andersen and Company. Mr. Urban is a Certified Public Accountant and earned a Bachelor of Science degree from Indiana University.

      JERRY D. THURMOND has been Senior Vice President and Controller of the Company and PEII since March 1999. He was Vice President and Controller of the Company and PEII from March 1998 to March 1999. Prior thereto, Mr. Thurmond served as Vice President of Business Development and Finance for various companies owned and operated by Nelson Bunker Hunt. From 1991 to 1996, Mr. Thurmond served in various capacities with companies owned by the Garvey family, including as Vice President and General Manager of Garvey Industries. From 1980 to 1991, Mr. Thurmond served as Vice President in charge of Finance, Acquisitions and Exploration for Burnett Oil, Inc. Mr. Thurmond began his career at Arthur Andersen and Company in Dallas, Texas. He is a Certified Public Accountant and earned a Bachelor of Business Administration degree from the University of Texas at Arlington.

      GARRY N. HUBBARD has been Senior Vice President, Power Ventures of the Company and PEII since March 1999. Prior thereto, from 1994 to 1999, he served as President of Global Operations Management, Inc., a worldwide consulting company. Mr. Hubbard was director in charge of business development for North American Energy Services Corporation from 1989 to 1994. Previously, Mr. Hubbard worked in the energy industry with direct experience in the development, construction and operations of power generating facilities both internationally and within the United States. He graduated from Southampton University, England in 1978 with a Bachelor of Science degree in Mechanical Engineering.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      PEII owned beneficially, at March 25, 2000, one hundred percent (100%) of the issued and outstanding shares of the Company's common stock, $.01 par value, which is the only security entitled to vote for the election of the Company's directors. No director or officer of the Company owns any shares of any class of the Company's equity securities.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In March 1999, the Company sold its Guadalupe, Texas project (which was in the initial stage of development) to a subsidiary of PEII for $8.0 million, which was the fair market value of the project as determined by an independent engineering firm. Each of the officers and directors of the Company (except Brian Trueblood), which is a wholly owned subsidiary of PEII, is also an officer and/or director, as the case may be, of PEII. In addition, it is noted that under certain agreements PEII has incurred administrative expenses and other third party costs on behalf of the Company in order to assist the Company in its business affairs. In this regard, the Company has reimbursed PEII for such expenses solely at cost and with no profit margin, as funds have been able available to do so. These reimbursements, while not transactions which materially benefit PEII or its officers or directors, are reflected in Footnote 3 to Consolidated Financial Statements.

      PEII has entered into certain relationships with various project subsidiaries of the Company in regard to operations and maintenance of some of the power generation facilities owned by such project subsidiaries. These relationships, while not transactions which materially benefit PEII or its officers or directors, are reflected in Footnote 11 to Consolidated Financial Statements.

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

10.12 Deposit and Disbursement Agreement, dated July 31, 1996, among Panda-Rosemary Funding Corporation, Panda-Rosemary, L.P., Fleet National Bank, as Collateral Agent, and Fleet National Bank, as Depositary Agent. (1)

10.13 Collateral Agency and Intercreditor Agreement, dated July 31, 1996, among Panda-Rosemary Funding Corporation, Panda-Rosemary, L.P., The L/C Issuer, The Trustee Under The Trust Indenture, The Depositary Agent, The Collateral Agent and The Other Secured Parties, all as named therein. (1)

10.14 Deed of Trust and Security Agreement, dated July 31, 1996, by Panda-Rosemary, L.P., Grantor, Ross J. Smyth, Trustee, and Fleet National Bank, as Collateral Agent, the Beneficiary. (1)

10.15 Security Agreement, dated July 31, 1996, by Panda-Rosemary, L.P. to Fleet National Bank, as Collateral Agent. (1)

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

10.23 Irrevocable Direct Pay Letter of Credit issued by Bayerische Vereinsbank AG. (1)

10.24 Construction Loan Agreement and Lease Commitment, dated March 30, 1996, between Panda-Brandywine, L.P. and General Electric Capital Corporation. (1)

10.24.1 Participation Agreement, dated December 18, 1996, among Panda-Brandywine, L.P., Panda-Brandywine Corporation, General Electric Capital Corporation, Fleet National Bank, First Security Bank, National Association, and Credit Suisse. (1)

10.24.2 Letter of Credit Reimbursement Agreement, dated December 18, 1996, among Panda-Brandywine, L.P., Panda-Brandywine Corporation and General Electric Capital Corporation. (1)

10.24.3 Equity Loan Facility Letter Agreement, dated December 18, 1996, among Panda-Brandywine Corporation, Panda Energy Corporation and General Electric Capital Corporation. (1)

10.24.4 Operations and Maintenance Agreement, dated June 17, 1999, between Panda-Brandywine, L.P. and Panda Global Services, Inc. (11)

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

10.27       Steam Lease, dated as of December 18, 1996, between
            Panda-Brandywine, L.P. and Brandywine Water Company. (1)

10.28 Amended and Restated Security Deposit Agreement, dated December 18, 1996, among Panda-Brandywine, L.P., Panda-Brandywine Corporation, General Electric Capital Corporation, Fleet National Bank, Credit Suisse and First Security Bank, National Association. (1)

10.28.1 First Amendment to Amended and Restated Security Deposit Agreement, dated February 21, 1997, among Panda-Brandywine, L.P., General Electric Capital Corporation, Fleet National Bank, Credit Suisse and First Security Bank, National Association. (1)

10.29 Amended and Restated Deed of Trust and Security Agreement, dated December 18, 1996, by Panda-Brandywine, L.P. to Chicago Title Insurance Company, Trustee for the benefit of Fleet National Bank, as Security Agent, Beneficiary. (1)

10.30 Amended and Restated Steam Lessee Security Agreement, dated December 18, 1996, by Brandywine Water Company in favor of Fleet National Bank, as Security Agent. (1)

10.31 Amended and Restated Security Agreement, dated December 18, 1996, by Panda-Brandywine, L.P. in favor of Fleet National Bank, as Security Agent. (1)

10.32 Amended and Restated Trust Agreement, dated December 18, 1996, between General Electric Capital Corporation, as Owner Participant, and Fleet National Bank, as Owner Trustee. (1)

10.33 Amended and Restated General Partner Pledge Agreement, dated December 18, 1996, by Panda-Brandywine Corporation to Fleet National Bank, as Security Agent. (1)

10.34 Amended and Restated Limited Partner Pledge Agreement, dated December 18, 1996, by Panda Energy Corporation to Fleet National Bank, as Security Agent. (1)

10.35 Amended and Restated Stock Pledge Agreement, dated December 18, 1996, by Panda Interholding Corporation to Fleet National Bank, as Security Agent. (1)

10.36 Assumption Agreement and Release, dated July 31, 1996, by Panda Interholding Corporation in favor of General Electric Capital Corporation and Fleet National Bank. (1)

10.37 Power Purchase and Operating Agreement, dated January 24, 1989, between Panda Energy Corporation and Virginia Electric and Power Company. (1)

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

10.46.1 Operations and Maintenance Agreement, dated January 1, 1997, between Panda Brandywine, L.P. and Panda Global Services, Inc.

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

10.53 Cogeneration Energy Supply Agreement, dated January 12, 1989, between Panda Energy Corporation and The Bibb Company. (1)

10.54 First Amendment to Cogeneration Energy Supply Agreement, dated October 1, 1989, between Panda Energy Corporation, Panda-Rosemary Corporation and The Bibb Company. (1)

10.55 Service Agreement, dated July 26, 1996, between Transcontinental Gas Pipe Line Corporation and Panda-Rosemary, L.P. (1)

10.55.1 Form of Amendment to Service Agreement, effective January 1, 1997, between Transcontinental Gas Pipe Line Corporation and Panda-Rosemary, L.P. (1)

10.56 Service Agreement Applicable to Transportation of Natural Gas Under Rate Schedule FT, dated August 20, 1996, between CNG Transmission Corporation and Panda-Rosemary, L.P. (1)

10.57 Gas Transportation Agreement, dated August 1, 1996, between Texas Gas Transmission Corporation and Panda-Rosemary, L.P. (1)

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

10.65       Steam Sales Agreement, dated March 30, 1995, between
            Panda-Brandywine, L.P. and Brandywine Water Company. (1)

10.66 Gas Sales Agreement, dated March 30, 1995, between Cogen Development Company and Panda-Brandywine, L.P. (1)

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

10.93 Performance Guarantee by The Export-Import Bank of China, dated January 3, 1997. (2)

10.94 Amended and Restated Operation and Maintenance Agreement between Tangshan Heat and Power Co., Ltd., Tangshan Pan-Western Heat and Power Co., Ltd., Tangshan Cayman Heat and Power Co., Ltd., Tangshan Pan-Sino Heat Co., Ltd. and Duke/Fluor Daniel International Services, dated March 6, 1997. (2) (4)

10.94.01 Second Amended and Restated On-Shore Operation and Maintenance Agreement, Commercial Operations Phase, By and Between Tangshan Panda Heat and Power Co., LTD., Tangshan Pan-Western Heat and Power Co., LTD., Tangshan Cayman Heat and Power Co., LTD., Tangshan Pan-Sino Heat Co., LTD. and Duke/Fluor Daniel International Services, January 1, 1998. (6)

10.94.02 Second Amended and Restated On-Shore Operation and Maintenance Agreement, Construction Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan Pan-Western Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan-Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (6)

10.94.03 Offshore Services Agreement, Commercial Operation Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan Pan-Western Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan-Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (6)

10.94.04 Offshore Services Agreement, Construction Phase, By and Between Tangshan Panda Heat and Power Co., LTD, Tangshan Pan-Western Heat and Power Co., LTD, Tangshan Cayman Heat and Power Co., LTD, Tangshan Pan-Sino Heat Co., LTD and Duke/Fluor Daniel International Services, January 1, 1998. (6)

10.94.05 Full Settlement and Release Agreement by and between Tangshan Panda Heat and Power, Ltd., Tangshan Pan-Western Heat and Power Co., Ltd., Tangshan Cayman Heat and Power, Ltd., Tangshan Pan-Sino Heat Co. Ltd., Duke/Fluor Daniel International and Duke/Fluor Daniel International Services, dated June 30, 1999. (9)

10.94.06 Personnel Services Agreement between Tangshan Panda Heat and Power, Ltd., Tangshan Pan-Western Heat and Power Co., Ltd., Tangshan Cayman Heat and Power, Ltd., Tangshan Pan-Sino Heat Co. Ltd. and Jinzhou Power Plant, dated September 11, 1999. (11)

10.95 Construction Agreement of Heat and Steam Network between Tangshan Pan-Sino Heat Co., Ltd. and Tangshan Heat and Engineering Company, dated June 20, 1996. (2)

10.96 Amended and Restated Shareholder Loan Agreement between Pan-Western Energy Corporation, LLC and Tangshan Panda Heat and Power Co., Ltd., April 1, 1997 (2) (4)

10.97 Amended and Restated Shareholder Loan Agreement between Pan-Western Energy Corporation, LLC and Tangshan Pan-Western Heat and Power Co., Ltd., April 1, 1997 (2) (4)

10.98 Amended and Restated Shareholder Loan Agreement between Pan-Western Energy Corporation, LLC and Tangshan Cayman Heat and Power Co., Ltd., April 1, 1997 (2) (4)

10.99 Amended and Restated Shareholder Loan Agreement between Pan-Western Energy Corporation, LLC and Tangshan Pan-Sino Heat and Power Co., Ltd., April 1, 1997 (2) (4)

10.100 Water, Heat, Steam and Hot Water Supply and Usage Agreement between Tangshan Cayman Heat and Power Company, Ltd., and Tangshan Panda Heat and Power Company, Ltd., dated October 3, 1996. (2) (4)

10.101 Water, Heat, Steam and Hot Water Supply and Usage Agreement between Tangshan Cayman Heat and Power Company, Ltd. and Tangshan Pan-Western Heat and Power Company, Ltd., dated October 3, 1996. (2)
            (4)

10.102 Steam for Process and Heating Water Sales Agreement between Tangshan Cayman Heat and Power Company, Ltd., and Tangshan Pan-Sino Heat Company, Ltd., dated October 16, 1996. (2)

10.103 Articles of Association of Tangshan Panda Heat and Power Co., Ltd. between Luannan County Heat & Power Plant and Pan-Western Energy Corp., LLC dated September 4, 1994. (2)

10.104 Articles of Association for Tangshan Pan-Western Heat and Power Co., Ltd., between Tangshan Luanhua Co. (Group) and Pan-Western Energy Corp., LLC, dated September 3, 1994. (2)

10.105 Articles of Association for Tangshan Cayman Heat and Power Co., Ltd., between Luannan County Heat & Power Plant and Pan-Western Energy Corp., LLC, dated May 11, 1996. (2)

10.106 Articles of Association for Tangshan Pan-Sino Heat Co., Ltd., between Luannan County Heat Company and Pan-Western Energy Corp., LLC, dated May 28, 1996. (2)

10.107 Application Regarding Power Price among Tangshan Panda Heat and Power Co., Ltd., Tangshan Pan-Western Heat and Power Co., Ltd., and Tangshan Municipal Price Bureau dated October 17, 1995, as amended October 18, 1995 and May 8, 1996, respectively. (2) (4)

10.108 Administrative Services Agreement between Panda Energy International, Inc. and Panda Global Holdings, Inc., dated April 22, 1997. (2)

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

10.138.03   Change Order No. 003 to EPC Contract, dated September 4, 1997. (3)

10.138.04   Change Order No. 004 to EPC Contract, dated September 5, 1997. (3)

10.138.05   Change Order No. 005 to EPC Contract, dated November 12, 1997. (3)

10.138.06   Change Order No. 006 to EPC Contract, dated April 21, 1998. (6)

10.138.07   Change Order No. 007 to EPC Contract, dated September 30, 1998. (9)

10.138.08   Change Order No. 008 to EPC Contract, dated July 19, 1998. (9)

10.138.09   Change Order No. 009 to EPC Contract, dated December 27, 1999. (11)

10.138.10   Change Order No. 010 to EPC Contract, dated March 2, 2000. (11)

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

10.143.04 Adjustment to Loan Agreement between Bhote Koshi Power Company Private Limited and DEG, dated September 8, 1999. (10)

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

10.170 Memorandum of Association of Bhote Koshi Power Company Private Limited, dated August 22, 1997. (3)

10.171 Engineering Services Agreement between Bhote Koshi Power Company Private Limited and Harza Engineering Company International L.P., dated December 1, 1997. (3)

10.172 Consent and Amendment Agreement, dated July 17, 1998 by and between Panda-Brandywine, L.P., General Electric Capital Corporation, and the other parties set forth therein. (7)

10.173 Letter Agreement, orginally dated October 24, 1997, by and between Panda-Brandywine, L.P. Potomac Electric Power Company. (7)(4)

10.174 Letter of Intent, dated July 2, 1998, by and between GE Power Systems and Sales and Panda Paris Power, LLC. (7)

10.175 Turnkey, Engineering, Procurement and Construction Agreement by and between Panda Paris Power, L.P. and Duke/Fluor Daniel, dated as of October 3, 1998. (8)(4)

10.176 Purchase Order by and between GE Power Systems and Sales and Panda Paris Power, L.P., dated October 16, 1998. (8)

10.177 Partnership Interest Purchase Agreement, dated February 17, 1999, by and between FPL Energy Paris GP, LLC, FPL Energy Paris LP, LLC, Panda Paris I, LLC and Panda Paris II, LLC. (5)

10.178 Letter of Intent between Panda Development Corporation and GE Power Systems and Sales, dated March 4, 1999. (9)

10.179 Letter of Intent between Pan-Turbo Co., LLC and GE Power Systems and Sales, dated March 18, 1999. (9)

10.180 Interconnection Disopatch Agreement between North China Power Group Corporation and Tangshan Panda Heat and Power Co., Ltd. and Tangshan Pan-Western Heat and Power Co., Ltd., dated September 2, 1999. (10)

12.00       Computation of Ratio of Earnings to Fixed Charges. (11)

21.00       Subsidiaries of Company. (11)

24.00       Powers of Attorney, included on signature page hereof (11)

27.00       Financial Data Schedule (11)

---------------
(1) Previously filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 333-19445) of Panda Funding Corporation, Panda Interfunding Corporation and Panda Interholding Corporation (affiliates of the Company), and incorporated herein by reference.
(2) Previously filed as an exhibit to the Registration Statement on Form S-1 (Registration No. 333-29005) of Panda Global Holdings, Inc. and Panda Global Energy Company, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1997.
(4) Confidential treatment of certain information identified in these exhibits has been applied for or granted by the Securities and Exchange Commission.
(5) Previously filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission February 18, 1999.
(6) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1998.
(7) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1998.
(8) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1998.
(9) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1999.
(10) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1999.
(11)  Filed herewith.

      (b) REPORTS ON FORM 8-K.  None

            SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      No annual report or proxy statement or other proxy soliciting material was sent to security holders of the Company during the Company's last fiscal year.

                         INDEX TO FINANCIAL STATEMENTS

Panda Global Holdings, Inc. and Subsidiaries Consolidated Financial
 Statements:

   Independent Auditors' Report......................................    F-2

   Consolidated Balance Sheets as of December 31, 1998 and 1999......    F-3

   Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999................................    F-5

   Consolidated Statements of Shareholder's Deficit for the years
     ended December 31, 1997, 1998 and 1999..........................    F-6

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999................................    F-7

   Notes to Consolidated Financial Statements for the years ended
     December 31, 1997, 1998 and 1999................................    F-8

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Panda Energy International, Inc.:

We have audited the accompanying consolidated balance sheets of Panda Global Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Panda Global Holdings, Inc. and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company's losses during 1997 and 1998, accumulation of shareholder's deficit and its difficulty in generating sufficient cash flow to meet its interest and principal obligations under certain agreements, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Dallas, Texas
April 7, 2000

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                     ASSETS

                                                   1998              1999
                                               -------------     -------------
Current assets:
  Cash and cash equivalents ...............    $   2,056,317     $   1,393,486
  Restricted cash - current ...............       52,668,167        54,138,294
  Accounts receivable .....................        9,582,815         9,551,539
  Fuel oil, spare parts and supplies ......        6,324,191         6,263,271
  Deferred taxes ..........................       18,609,000              --
  Other current assets ....................        1,934,610         3,292,187
                                               -------------     -------------
    Total current assets ..................       91,175,100        74,638,777

Plant and equipment:
  Electric generating facilities ..........      301,411,796       301,670,924
  Furniture and fixtures ..................          542,989         1,232,590
  Less: accumulated depreciation ..........      (50,314,383)      (62,601,105)
  Construction in progress ................       81,475,023       108,493,449
  Development costs and equipment deposits        58,751,189        34,631,215
                                               -------------     -------------
    Total plant and equipment, net ........      391,866,614       383,427,073

Investments in joint ventures .............          793,880         1,044,542

Restricted cash - debt service reserves and
  escrow deposits .........................       39,022,048        53,146,295

Deferred taxes ............................        6,391,000              --

Debt issuance costs, net of accumulated
  amortization of $3,239,618 and
  $4,885,812, respectively ................       11,893,362        10,247,168
                                               -------------     -------------
                                               $ 541,142,004     $ 522,503,855
                                               -------------     -------------

          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                      LIABILITIES AND SHAREHOLDER'S DEFICIT


                                                    1998               1999
                                                -------------     -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs ......................   $   9,106,941     $   7,873,568
    Interest and letter of credit fees ......       9,770,768         9,415,662
    Operating expenses and other ............       6,980,241         3,018,900
  Short-term debt ...........................      33,000,000              --
  Current portion of long-term debt .........       5,924,989         7,674,598
  Current portion of capital lease obligation            --           1,352,826
                                                -------------     -------------
      Total current liabilities .............      64,782,939        29,335,554

Deferred revenue ............................      12,669,811        23,280,218

Long term debt, less current portion ........     344,740,630       338,195,989

Capital lease obligation ....................     246,078,324       246,557,267

Minority interest ...........................       5,741,166         5,741,166

Commitments and contingencies (Note 10)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares
    authorized, issued and outstanding ......              10                10
  Advances to parent ........................     (49,765,758)      (72,283,157)
  Accumulated deficit .......................     (83,105,118)      (48,323,192)
                                                -------------     -------------
                                                 (132,870,866)     (120,606,339)
                                                -------------     -------------
                                                $ 541,142,004     $ 522,503,855
                                                -------------     -------------

          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                     1997             1998              1999
                                                -------------     -------------     -------------
REVENUE:
  Electric capacity and energy sales .......    $  65,004,373     $  78,252,477     $  92,392,224
  Steam and chilled water sales ............          623,934           694,548           558,528
  Interest income ..........................        8,050,356         7,698,177         5,939,834
  Other income - gain on sale of project ...             --                --          86,698,331
                                                -------------     -------------     -------------
                                                   73,678,663        86,645,202       185,588,917
                                                -------------     -------------     -------------

EXPENSES:
  Plant operating expenses .................       26,245,012        25,583,482        29,029,332
  Project development and administrative ...       11,579,911        16,908,950        18,847,814
  Interest expense and letter of credit fees       55,329,157        57,199,458        50,996,929
  Depreciation .............................       11,574,519        12,200,326        12,286,722
  Amortization of debt issuance costs ......        1,418,353         1,656,250         1,646,194
                                                -------------     -------------     -------------
                                                  106,146,952       113,548,466       112,806,991
                                                -------------     -------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES ..........      (32,468,289)      (26,903,264)       72,781,926

  Income taxes:

    Current ................................             --                --         (13,000,000)
    Deferred ...............................             --          25,000,000       (25,000,000)
                                                -------------     -------------     -------------
       Total income tax benefit (expense) ..             --          25,000,000       (38,000,000)
                                                -------------     -------------     -------------

NET INCOME (LOSS) ..........................    $ (32,468,289)    $  (1,903,264)    $  34,781,926
                                                -------------     -------------     -------------

          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999



                                            COMMON STOCK                                                      TOTAL
                                    ------------------------------      ADVANCES          ACCUMULATED      SHAREHOLDER'S
                                       SHARES           AMOUNT      (TO) FROM PARENT        DEFICIT           DEFICIT
                                    -------------    -------------  ----------------     -------------     -------------
BALANCE,  January 1, 1997 ......            1,000               10      (52,782,940)      (48,733,565)     (101,516,495)

  Advances (to) from parent, net             --               --             44,559              --              44,559

  Net loss .....................             --               --               --         (32,468,289)      (32,468,289)
                                    -------------    -------------    -------------     -------------     -------------

BALANCE,  December 31, 1997 ....            1,000               10      (52,738,381)      (81,201,854)     (133,940,225)

  Advances (to) from parent, net             --               --          2,972,623              --           2,972,623

  Net loss .....................             --               --               --          (1,903,264)       (1,903,264)

                                    -------------    -------------    -------------     -------------     -------------
BALANCE, December 31, 1998 .....            1,000               10      (49,765,758)      (83,105,118)     (132,870,866)

  Advances (to) from parent, net             --               --        (22,517,399)             --         (22,517,399)

  Net income ...................             --               --               --          34,781,926        34,781,926

                                    -------------    -------------    -------------     -------------     -------------
BALANCE, December 31, 1999 .....            1,000    $          10    $ (72,283,157)    $ (48,323,192)    $(120,606,339)
                                    -------------    -------------    -------------     -------------     -------------

          See accompanying notes to consolidated financial statements.

                           PANDA GLOBAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                        1997              1998              1999
                                                    -------------     -------------     -------------
OPERATING ACTIVITIES:
  Net income (loss) ............................    $ (32,468,289)    $  (1,903,264)    $  34,781,926
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Gain on sale of development project ......             --                --         (86,698,331)
      Deferred tax (benefit) expense ...........             --         (25,000,000)       25,000,000
      Depreciation .............................       11,574,519        12,200,326        12,286,722
      Amortization of debt issuance costs ......        1,418,353         1,656,250         1,646,194
      Amortization of loan discount and deferred
        interest on capital lease obligation ...       22,250,146        23,851,078        24,746,248
      Write-off of project development costs ...             --           2,941,040              --
      Deferred revenue .........................             --            (470,576)         (889,593)
      Equity in (income) loss of joint venture .             --              42,774           (96,419)
  Changes in assets and liabilities:
    Accounts receivable ........................         (384,152)          204,022            31,276
    Fuel oil, spare parts and supplies .........        1,649,228           (59,642)           60,920
    Other current assets .......................          (92,972)       (1,676,733)       (1,357,577)
    Accounts payable and accrued expenses ......        1,287,815         2,173,839        (4,316,447)
                                                    -------------     -------------     -------------
      Net cash provided (used) by operating
        activities .............................        5,234,648        13,959,114         5,194,919
                                                    -------------     -------------     -------------

INVESTING ACTIVITIES:
  Restricted cash - current ....................      (75,018,161)       40,159,915        (1,470,127)
  Additions to property, plant and equipment ...      (30,918,077)     (105,679,687)      (77,039,525)
  Investment in joint venture ..................         (836,654)             --                --
  Sale of development projects .................             --                --         168,503,059
  Restricted cash - debt service reserves and
    escrow deposits ............................      (39,882,161)       33,408,479       (14,124,247)
                                                    -------------     -------------     -------------
      Net cash provided (used) by investing
        activities .............................     (146,655,053)      (32,111,293)       75,869,160
                                                    -------------     -------------     -------------

FINANCING ACTIVITIES:
  Contributions from minority interest owners ..        5,741,166              --                --
  Advances (to) from parent ....................           44,559         2,972,623       (22,517,399)
  Deferred revenue .............................       13,140,387              --           1,500,000
  Proceeds from short-term debt ................             --          33,000,000        15,534,633
  Repayment of short-term debt .................             --                --         (48,534,633)
  Proceeds from long-term debt .................      145,025,088              --                --
  Repayment of long-term debt ..................       (5,717,621)       (5,816,974)       (5,926,268)
  Repayment of capital lease obligation ........       (7,831,527)      (12,866,442)      (21,783,243)
  Debt issuance costs ..........................       (7,387,444)          (10,000)             --
                                                    -------------     -------------     -------------
      Net cash provided (used) by financing
        activities .............................      143,014,608        17,279,207       (81,726,910)
                                                    -------------     -------------     -------------

Increase (decrease) in cash and cash equivalents        1,594,203          (872,972)         (662,831)

Cash and cash equivalents, beginning of period .        1,335,086         2,929,289         2,056,317
                                                    -------------     -------------     -------------

Cash and cash equivalents, end of period .......    $   2,929,289     $   2,056,317     $   1,393,486
                                                    -------------     -------------     -------------

SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid, net of amounts capitalized ....    $  29,678,921     $  33,275,260     $  26,605,787

NONCASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES:

  Investment in joint venture ..................    $        --       $        --       $     154,243
  Accrued construction costs ...................        5,600,000         9,106,941         7,873,568
  Interest expense on capital lease obligation .       21,621,411        22,853,229        23,615,012
  Adjustment of capital lease ..................             --           4,813,009              --

          See accompanying notes to consolidated financial statements.

                PANDA GLOBAL HOLDINGS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

1. ORGANIZATION AND BASIS OF PRESENTATION

   Panda Global Holdings, Inc. ("Panda Global", or collectively with its subsidiaries the "Company"), a wholly owned subsidiary of Panda Energy International, Inc. ("PEII"), was formed in March 1997 to hold the ownership interests in certain independent power projects which were formerly owned by other wholly owned subsidiaries of PEII. The ownership interests were transferred to the Company at PEII's historical cost. Because the transfers occurred between entities under common control, the transactions have been accounted for in a manner similar to a pooling of interests. The Company operates primarily through three direct wholly owned subsidiaries: Panda Energy Corporation ("PEC")( a Texas corporation) which indirectly holds the Company's ownership and leasehold interests in two domestic projects currently in operation; Panda Global Energy Company ("PGE")(a Cayman Islands company), which indirectly holds the Company's ownership interests in two international projects currently under construction; and Panda Merchant Power Holding, LLC ("Merchant Holding")(a Delaware limited liability company), which indirectly holds the Company's ownership interests in any domestic projects which might be developed.

   PEC, through its wholly owned subsidiary Panda Interfunding Corporation ("PIC") and PIC's wholly owned subsidiary Panda Interholding Corporation ("Interholding"), holds the Company's ownership interest in the Rosemary project and leasehold interest in the Brandywine project. The entities holding such interests include the following: Panda Rosemary Corporation ("PRC"), the general partner in Panda-Rosemary, L.P. ("Panda-Rosemary"); PRC II Corporation ("PRC II"), the limited partner in Panda-Rosemary; Panda Brandywine Corporation, the general partner in Panda-Brandywine, L.P. ("Panda-Brandywine"); and Panda Energy Corporation (a Delaware corporation), the limited partner in Panda-Brandywine. The Company, through its general and limited partnership interests, owns 100% of Panda-Brandywine and Panda-Rosemary. The Rosemary and Brandywine projects are located in the United States. Other direct or indirect wholly owned subsidiaries of PIC include Panda Funding Corporation ("PFC"), Panda-Rosemary Funding Corporation ("PRFC") and Panda Cayman Interfunding Corporation ("PIC Cayman"), which have been formed to facilitate the financing of the development and acquisition of independent power projects.

   Additionally, PEC holds the Company's 100% ownership interest in the Kathleen project through its wholly owned subsidiaries.

   PGE (which collectively with its subsidiaries is a development stage enterprise having no operating revenues) holds a 95.5% ownership interest in Pan-Sino Energy Development Company LLC ("Pan-Sino")(a Cayman Islands company), which in turn holds a 99% ownership interest in Pan-Western Energy Corporation LLC ("Pan-Western")(a Cayman Islands company), which in turn owns an approximately 88% interest in four joint venture companies (the "Joint Venture Companies") organized under the laws of the People's Republic of China ("China") to develop and construct an independent power project located in China ("Luannan Project"). The Joint Venture Companies are: Tangshan Panda Heat and Power Company, Ltd. ("Tangshan Panda"), Tangshan Pan-Western Heat and Power Company, Ltd. ("Tangshan Pan-Western"), Tangshan Cayman Heat and Power Company, Ltd. ("Tangshan Cayman") and Tangshan Pan-Sino Heat Company, Ltd. ("Tangshan Pan-Sino"). Additionally, Global Cayman indirectly holds an equity investment in Bhote Koshi Power Company Pvt. Ltd. (a Nepal company), which was organized under the laws of Nepal to develop and construct an independent power project in Nepal.

   Merchant Holding (which collectively with its subsidiaries is a development stage enterprise having no operating revenues), through wholly owned subsidiaries, has been established to hold the Company's ownership interests in any domestic projects which might be developed.

   Additionally, the Company conducts other development activities through various subsidiaries.

   See Note 14 regarding going concern considerations of the Company.

2.   SIGNIFICANT ACCOUNTING POLICIES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Any differences from those estimates are recorded in the period in which they are identified.

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

   PLANT AND EQUIPMENT -- Electric generating facility assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years. Depreciation of office furniture, equipment, and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Costs, including interest on funds borrowed to finance the construction of facilities, related to projects under construction are capitalized as construction in progress. Construction in progress balances are transferred to electric generating facilities when the assets are ready for their intended use. Capitalized interest was $2,057,000, $7,344,000 and $13,641,000 during 1997, 1998 and 1999, respectively. Maintenance and repair costs, including major overhaul projects, are charged to expense as incurred.

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

   START-UP COSTS -- In 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires the costs of start-up activities and organization costs to be expensed as incurred. Such adoption had no material impact on its financial position or results of operations.

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

   ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $5,975,000, $7,200,000 and $9,300,000 in 1997, 1998 and 1999, respectively, and are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

   ASSET IMPAIRMENT -- In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), the Company evaluates the impairment of long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable.

   INTEREST COST -- Total interest cost incurred, including capitalized interest, was $57,386,157, $64,543,458 and $64,637,929 in 1997, 1998 and 1999,
respectively.

   CHANGE IN ACCOUNTING STANDARDS -- Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for fiscal years beginning after June 15, 2000. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations. The new standard will supercede or amend existing standards that deal with hedge accounting and derivatives. The Company has not yet determined the effect adopting this standard will have on its financial statements.

   CONSOLIDATION -- The consolidated financial statements include the accounts of all subsidiaries in which the Company has a controlling financial interest. All material intercompany accounts and transactions are eliminated in consolidation. For the years ended December 31, 1997, 1998 and 1999, the consolidated financial statements include all subsidiaries with the exception of a project in Nepal (see Note 6). The Company uses the equity method of accounting for the Nepal project.

   RECLASSIFICATIONS -- Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

3.  ADVANCES TO PARENT

   Advances to parent represent cash advances to or from the parent, including costs incurred by the parent on the Company's behalf or transferred to the Company, allocations of administrative and certain other expenses (such as income taxes) from the parent, and the excess of liabilities assumed over the assets contributed on projects owned by the parent and contributed in connection with the formation of the Company.

   The advances to parent for the years ended December 31, 1997, 1998 and 1999 consist of the following:


         Balance, January 1, 1997 ..........................       $ 52,782,940
         Cash advanced to parent, net ......................          5,930,441
         Administrative expenses allocated from parent .....         (5,975,000)
                                                                   ------------
         Balance, December 31, 1997 ........................         52,738,381
         Cash advanced to parent, net ......................          4,227,377
         Administrative expenses allocated from parent .....         (7,200,000)
                                                                   ------------
         Balance, December 31, 1998 ........................         49,765,758
         Cash advanced to parent, net ......................         44,817,399
         Income taxes allocated from parent ................        (13,000,000)
         Administrative expenses allocated from parent .....         (9,300,000)
                                                                   ------------
         Balance, December 31, 1999 ........................       $ 72,283,157
                                                                   ------------

   The average balance of advances to parent was $52,760,000, $51,252,000 and $61,024,000 during 1997, 1998 and 1999, respectively.

4.  FUEL OIL, SPARE PARTS AND SUPPLIES

   Fuel oil, spare parts and supplies are comprised of the following amounts:

                                                       1998               1999
                                                   ----------         ----------
            Fuel oil .....................         $3,095,299         $3,003,158
            Spare parts and supplies .....          3,228,892          3,260,113
                                                   ----------         ----------
                      Total ..............         $6,324,191         $6,263,271
                                                   ----------         ----------

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

   The Rosemary Project produces both electricity and useful thermal energy in the form of steam. Electric capacity and energy sales are based on the terms of the power purchase agreement between Panda-Rosemary and Virginia Electric Power Company ("VEPCO") dated January 24, 1989, as amended. The agreement requires Panda-Rosemary to provide VEPCO with all the available capacity of the Rosemary Project on an as-needed basis with VEPCO obligated to pay for the power delivered and dependable capacity of the facility at a rate per kilowatt which decreases in certain periods as defined by the agreement. The term of the agreement is 25 years and expires December 2015. A financial institution has provided a letter of credit for approximately $5 million guaranteeing Panda-Rosemary's performance under the power purchase agreement. Steam and chilled water are sold to a third party under a separate agreement which also has a term of 25 years and expires December 2015. The Rosemary Project is managed by PRC, the general partner, and is operated by a subsidiary of PEII. The Company incurred management fees related to the Rosemary Project of $1,675,142, $1,709,368 and $1,756,056 to the affiliated management company for the years ended December 31, 1997, 1998 and 1999, respectively.

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

   In late 1997, Panda-Brandywine and PEPCO reached an agreement, which was finalized in July 1998, for modification of the PPA. Under the agreement, the amount of capacity payments will be increased (as compared with the capacity payments originally anticipated) during the early years, and will be reduced during the later years, of the Brandywine Power Purchase Agreement. In July 1998, PEPCO paid to Panda-Brandywine an additional capacity payment of approximately $3.8 million, which represents the difference between the originally scheduled capacity payments and the capacity payments due under the agreement for the first nine months of 1997. In October 1997, PEPCO commenced increased capacity payments to the Company under the terms of the agreement. Additionally, PEPCO agreed to release certain amounts of capacity to Panda-Brandywine for resale of energy to other parties, and to grant Panda-Brandywine the right to sell additional energy to other parties subject to the availability of the facility. The agreement with PEPCO required the consent of the financing parties, including General Electric Capital Corporation ("GECC"), under the capital lease financing arrangements for the facility. In this regard, in July 1998 Panda-Brandywine also executed an agreement with GECC which, among other things, provides for the revision of the lease payment schedule to GECC in order to match the revised capacity payment schedule with PEPCO. See Note 8.

   Effective November 1, 1999, the Brandywine Project is operated by a subsidiary of PEII. The Company incurred management fees related to the Brandywine Project of $297,000 to the affiliated management company for the two months ended December 31, 1999. An unaffiliated third party managed the Brandywine Project through October 31, 1999.

   A construction loan commitment in the amount of $215 million was provided by GECC in April, 1995. On December 30, 1996 the loan converted to a capital lease with GECC in the amount of $217.5 million with a twenty year term and two five year renewal options (see Note 8). GECC has committed to provide letters of credit up to a maximum of approximately $7.0 million (under certain circumstances) guaranteeing Panda-Brandywine's performance under the power purchase agreement.

   KATHLEEN PROJECT -- In 1991, through a wholly-owned subsidiary, the Company entered into a 30-year power purchase agreement with Florida Power Corporation ("Florida Power") to build a 75 megawatt gas-fired facility near Lakeland, Florida ("Kathleen Project"). The Company and Florida Power were engaged in litigation for several years over issues relating to the term of the power purchase agreement and whether the Kathleen Project, as designed, complied with the terms of the power purchase agreement and the regulations of the Florida Public Service Commission ("Florida PSC"). In 1998, after the Florida Supreme Court and the U.S. Supreme Court declined to review certain adverse rulings of the Florida PSC relating to the Kathleen Project, the Company discontinued development of the Kathleen Project. Accordingly, the development costs of $2.9 million and certain related deposits of $0.8 million were expensed in 1998.

   LUANNAN PROJECT -- In 1994, PEII entered into a preliminary letter of intent with a subsidiary of the North China Power Group Company ("NCPGC") for the purchase and sale of electric energy from two 50 megawatt coal-fired cogeneration plants to be located in Luannan County, Tangshan Municipality, Hebei Province, China. On September 22, 1995, Tangshan Panda and Tangshan Pan-Western entered into a Power Purchase Agreement with NCPGC for the purchase and sale of electric energy from the Luannan Project. Under the terms of the 20-year agreement, all electrical output of the project will be sold to NCPGC. The steam and hot water generated by Tangshan-Cayman's facility within the project will be sold to the domestic Chinese industrial and commercial markets by Tangshan Pan-Sino. Financing for the project was completed in April 1997 (see
Note 8). The Luannan Project is being constructed pursuant to a fixed-price, turnkey contract with Harbin Power Engineering Company Limited ("Luannan EPC Contractor"), subject to escalation under certain circumstances. The functional currency for the Luannan Project is the U.S. dollar. The Company has incurred costs for the Luannan Project of $81.5 million and $108.5 million as of December 31, 1998 and 1999, respectively, which are included in plant and equipment under construction in progress in the accompanying balance sheet.

   In May 1999, the Company filed an application with the Chinese government for determination of the initial tariff under the Luannan Power Purchase Agreement. The Company is continuing discussions with the Chinese government concerning the tariff application and the related approval process. The tariff application is still in process and the Company has not yet received an approved tariff from the government. The Luannan Facility has passed performance testing, although it has not yet been declared ready for commercial operations (primarily due to the lack of a tariff under the power purchase agreement, and to further performance adjustments to be made by the Luannan EPC Contractor). There can be no assurance that the Company will receive the requested tariff, and the approved tariff may be significantly lower than the amount requested. If the approved tariff varies from the requested amount, the Company's consolidated financial position, results of operations and cash flows could be materially adversely affected.

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

   The first Texas project was a 1,000 megawatt ("MW") natural gas-fired electric generating facility located near the city of Paris, Lamar County, Texas (the "Paris Project"). Preliminary engineering work and equipment purchases for the project began in July 1998. The Company had incurred costs on the Paris Project of $51.3 million as of December 31, 1998. Such costs are included in the accompanying balance sheet in plant and equipment under development costs. The Company incurred certain short-term debt in connection with equipment purchases for the project (see Note 7). In February 1999, the Company sold the Paris Project to a third party for a price of approximately $160.5 million. The Company retained a 1% limited partnership interest in the project. Of the sale price, $10 million is being held in escrow pending the resolution of certain contingencies regarding the completion of the project. After the project commences commercial operations, any funds remaining in escrow will be distributed to the Company. In connection with the sale, the Company repaid the borrowings and accrued interest under the Bridge Financing Agreement of approximately $48.5 million (see Note 7). The Company realized a gain of approximately $86.7 million on the sale. Gain recognition will be deferred on the $10 million held in escrow pending final disposition of the escrowed funds.

   The second Texas project was a proposed 1,000 MW natural gas-fired electric generating facility to be located in Guadalupe County, Texas (the "Guadalupe Project"). Preliminary engineering work and equipment purchases for the Project began in July 1998. The Company had incurred costs on the Guadalupe Project of $7.4 million as of December 31, 1998. Such costs are included in the accompanying balance sheets in plant and equipment under development costs. In March 1999, the Company sold the Guadalupe Project (which was in the initial stage of development) to PEII for $8.0 million, which was the fair market value of the project as determined by an independent engineering firm. The proceeds in excess of the Company's capitalized costs of approximately $7.6 million on the project have been included in advances to parent in the accompanying financial statements.

   OTHER DOMESTIC PROJECTS - At December 31, 1999, the Company has two domestic merchant plant projects under development, one in Pennsylvania and the other in Florida.

   The Pennsylvania project is a 1,000 MW natural gas-fired electric generating facility to be located near Upper Hanover Township, Pennsylvania (the "Perkiomen Project"). Preliminary engineering work and other development activities for the project began in early 1999. The Company has incurred costs on the Perkiomen Project of approximately $789,000 as of December 31, 1999. Such costs are included in the accompanying balance sheet in plant and equipment under development costs.

   The Florida project is a 1,000 MW natural gas-fired electric generating facility to be located in St. Lucie County, Florida (the "Midway Project"). Preliminary engineering work and other development activities for the project began in early 1999. The Company has incurred costs on the Midway Project of approximately $249,000 as of December 31, 1999. Such costs are included in the accompanying balance sheet in plant and equipment under development costs.

   EQUIPMENT DEPOSITS -- The Company has paid deposits of $31.7 million on equipment orders at December 31, 1999. A portion of such deposits is nonrefundable.

   NEPAL PROJECT -- The Company has an equity investment in a hydroelectric power project in Nepal. See Note 6.

6. INVESTMENT IN JOINT VENTURE

   The Company has an investment in a joint venture (Bhote Koshi Power Company, Pvt. Ltd., referred to as "BKPC" ) with a major hydroelectric engineering company, a unit of the World Bank and a local Nepalese party to build a 36 megawatt hydroelectric facility on the upper Bhote Koshi River in Nepal ("Nepal Project"). The investment is accounted for under the equity method. The Company's ownership interest was transferred from a subsidiary of PEII to the Company at historical cost in June 1997. The functional currency of the Nepal Project is the U.S. dollar. A 25-year power purchase agreement with the Nepal Electricity Authority ("NEA") was signed in July 1996. The Nepal Project is being constructed pursuant to a fixed-price, turnkey contract with China Gezhouba Construction Group Corporation. Commercial operations are scheduled to commence in late 2000.

   On December 29, 1997 financial closing occurred with respect to the Nepal Project. BKPC received commitments for (i) up to approximately $68.8 million in nonrecourse debt financing from a group of international lenders and (ii) up to approximately $29.5 million in equity from the Company and a group of third-party investors which includes one of the lenders. At December 31, 1998 and 1999, approximately $28.9 million and $39.0 million, respectively, of the debt commitments had been funded and were outstanding. The interest rates on the loans are a combination of fixed and variable rates, generally at the annual rate of 325 to 350 basis points above the London Interbank Offered Rate. Semiannual interest and principal payments on the loans commence in March 1998 and March 2001, respectively. Final maturity of the loans occurs at dates ranging from 2008 through 2011. Commitment fees of 1% to 2% are payable on undisbursed portions of the loan commitments.

   The equity commitments of up to approximately $29.5 million referred to above include approximately $3.1 million in project development and administrative expenses previously incurred by PEII and the investors which cannot be capitalized under generally accepted accounting principles and which therefore are not reflected in BKPC's balance sheet. At December 31, 1998 and 1999, approximately $9.2 million and $13.9 million, respectively, of the equity commitment (in addition to the $3.1 million of project development and administrative expenses referred to above) had been contributed. The Company had contributed $10.8 million in capitalized development costs (in addition to $1.2 million in project development and administrative expenses) and received cash reimbursement from BKPC at financial closing for $10.0 million of those costs. The Company has satisfied its equity commitment of $2 million as of December 31, 1997. In addition to the basic equity commitment, the Company and the investors are required to contribute up to $10 million on a pro-rata basis in the event of cost overruns.

   The Company and an outside investor ("Investor") jointly own a 75% interest in BKPC and other investors, including one of the lenders, own the remaining 25%. Based on the agreement with the Investor, cash flow attributable to the Company's and the Investor's combined 75% ownership interest will be allocated 85% to the Investor and 15% to the Company until the Investor achieves a 20% internal rate of return on its investment (the "Flip Date"), and then 90% to the Company and 10% to the Investor thereafter.

   During August 1998, a flood occurred in the upper Bhote Koshi River basin and as a result, the Nepal Project is currently expected to commence commercial operations in approximately September 2000, which constitutes a delay of eight months from the initial projected date of commercial operation, although this delay may be reduced through implementation of a mitigation program. The total cost of property damage was approximately $800,000. BKPC has insurance coverage for a substantial portion of the loss, including business interruption coverage, subject to a $100,000 deductible on property damage and a 60-day uncovered period on business interruption coverage. In January 1999, BKPC received insurance proceeds of $1.7 million, consisting of approximately $700,000 for property damage and an advance of $1 million for an acceleration program to mitigate the delay caused by the flood. BKPC has provided notice to the Nepalese Government and the NEA that it intends to seek appropriate schedule and cost relief afforded it pursuant to the applicable force majeure provisions under the applicable power purchase agreement, in addition to any insurance proceeds received. In this regard, because the NEA has indicated that it does not agree that the force majeure provisions in the power purchase agreement support the schedule and cost relief, a notice of arbitration has been delivered to the NEA to address the issue.

   The Nepalese Government has recently replaced various taxes with a broad "Value Added Tax" ("VAT") and has applied the VAT to the Nepal Project. BKPC management believes that application of the VAT amounts to a "Change in Law" under the force majeure provisions in the applicable power purchase agreement and, accordingly, has delivered notice to the NEA that it intends to seek appropriate price relief to recover any VAT imposed on the Nepal Project.

   The Company does not currently believe that the delay in commercial operation of the Nepal Facility or the VAT imposed on certain capital items of the Nepal Facility will cause a material adverse effect on the consolidated financial position or results of operations of the Company. However, in the event that commercial operations at the Nepal Facility are commenced after December 31, 2000, the applicable power purchase agreement could be terminated and there could be a material adverse effect on the Company's consolidated financial position or results of operations.

   The Nepal Project is subject to political, regulatory and economic uncertainties, risks of expropriation of property and cancellation or modification of contract rights, foreign exchange restrictions, construction risk, dependence on limited number of customers and other risks arising from foreign governmental sovereignty.

   BKPC is a development stage enterprise. All development and construction costs incurred to date have been capitalized.

   Summarized financial information for BKPC at December 31, 1998 and 1999 and for the years then ended is as follows:

                                                       1998              1999
                                                   -----------       -----------
Balance Sheet:

Cash .......................................       $   224,954       $   196,984
Restricted cash - current ..................         2,675,625         5,786,638
Insurance proceeds receivable ..............         1,719,272              --
Construction in progress and
    other noncurrent assets ................        39,073,422        57,905,323
                                                   -----------       -----------
Total assets ...............................       $43,693,273       $63,888,946
                                                   -----------       -----------
Current liabilities ........................       $ 5,898,601       $10,495,202
Long-term debt .............................        28,929,809        39,034,483

Stockholders' equity .......................         8,864,863        14,359,261
                                                   -----------       -----------
Total liabilities and equity ...............       $43,693,273       $63,888,946
                                                   -----------       -----------

Statement of operations:
Flood damage deductible ...................         $(100,000)         $    --

Foreign exchange gain (loss) ..............          (280,213)           857,054
                                                    ---------          ---------
Net income (loss) .........................         $(380,213)         $ 857,054
                                                    ---------          ---------

7. SHORT-TERM DEBT

   In December 1998, the Company entered into a Bridge Financing Agreement ("BFA") with a lender to borrow an aggregate principal amount of approximately $47.9 million at an annual interest rate of 10% for the purpose of making payments required under certain agreements for the Paris Project (see Note 5). In December 1998, the Company borrowed $33 million under the BFA. Borrowings under the BFA were collateralized by the assets of the Paris Project and by the general and limited partnership interests therein. During January and February 1999, the Company borrowed the remaining available principal amount of approximately $14.9 million. In February 1999, the total principal amount and accrued interest thereon was repaid in connection with the sale of the Paris Project.

8.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

   Long-term debt and capital lease obligation of the Company as of December 31, 1998 and 1999 are summarized as follows:

                                                                            1998             1999
                                                                       -------------    -------------
First Mortgage Bonds for Rosemary Project ..........................   $  98,704,744    $  93,404,555
Series A Bonds .....................................................     105,309,201      104,683,122
Senior Secured Notes ...............................................     146,651,674      147,782,910
                                                                       -------------    -------------
   Total long-term debt ............................................     350,665,619      345,870,587
      Less current portion .........................................      (5,924,989)      (7,674,598)
                                                                       -------------    -------------
                                                                       $ 344,740,630    $ 338,195,989

Capital lease obligation for Brandywine Project - current portion ..   $        --      $   1,352,826
Capital lease obligation for Brandywine Project - noncurrent portion     246,078,324      246,557,267
                                                                       -------------    -------------
   Total Capital lease obligation for Brandywine Project ...........   $ 246,078,324    $ 247,910,093
                                                                       -------------    -------------

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

   SERIES A BONDS -- In July 1996, Panda Funding Corporation ("PFC"), a wholly-owned subsidiary of the Company, issued $105,525,000 of pooled project bonds ("Series A Bonds"). The Series A Bonds bear interest at a fixed rate of 11-5/8% payable semiannually commencing February 20, 1997. Scheduled principal payments are required semiannually, with certain exceptions, commencing August 20, 1999 and will continue through maturity on August 20, 2012. The Series A Bonds are subject to mandatory redemption prior to maturity under certain conditions. The Series A Bonds are fully and unconditionally guaranteed by PIC and are guaranteed on a limited basis by Interholding up to a maximum amount specified by the guarantee agreement which approximates $25.1 million at December 31, 1999. Additionally, the Series A Bonds are secured by (i) all of the capital stock of PFC, PIC and Interholding, (ii) 60% of the capital stock of PIC Cayman, (iii) PIC's interest in distributions from Interholding, and (iv) certain other collateral. The Series A Bonds are effectively subordinated to the obligations of PIC's subsidiaries under project-level financing arrangements. The indenture contains certain covenants, including limitations on distributions, additional debt and certain other transactions.

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

   SENIOR SECURED NOTES FOR LUANNAN PROJECT -- In April 1997, PGE issued $155.2 million original principal amount of senior secured notes ("Senior Secured Notes") to finance the development and construction of the Luannan Project. The Senior Secured Notes, which were issued at a discount for gross proceeds of $145.0 million, bear interest at a fixed rate of 12 1/2% payable semiannually commencing October 15, 1997. Scheduled principal payments are required semiannually commencing October 15, 2000 and will continue through maturity on April 15, 2004. The Senior Secured Notes are subject to mandatory redemption prior to maturity under certain conditions. The Senior Secured Notes are secured by (i) a pledge of 100% of the capital stock of PGE, 99% of the capital stock of Pan-Western and at least 90% of the capital stock of Pan-Sino, and (ii) a security interest in certain funds of PGE and its subsidiaries established under the indenture. Additionally, the Senior Secured Notes are fully and unconditionally guaranteed by Panda Global, whose guarantee (the "Senior Secured Notes Guarantee") is secured by (i) a pledge of 100% of the capital stock of Panda Global and PEC and (ii) a security interest in certain funds of Panda Global established under the indenture. The Senior Secured Notes Guarantee is effectively subordinated to the obligations of PIC and its subsidiaries under the Series A Bonds and project-level financing arrangements. The indenture contains certain covenants, including limitations on distributions, additional debt and certain other transactions.

      The Company understands that on or about February 18, 2000, a letter (the "CSFB Letter") was sent to Bankers Trust Company in its capacity as trustee ("Trustee") under a Trust Indenture, dated as of April 22, 1997, between Panda Global and the Trustee ("Company Indenture"), by or on behalf of Credit Suisse First Boston (Hong Kong) Limited ("CSFB"), as the holder of not less than 25% of the outstanding 12 1/2% Senior Secured Notes issued bY PGE pursuant to a separate Trust Indenture, dated as of April 22, 1997, between PGE and the Trustee (the "PGE Indenture"). The Company understands that the CSFB Letter alleges certain covenant defaults (not related to payment obligations) under the PGE Indenture and/or the Company Indenture relating to the sale of certain assets by the Company and whether fair market value was received in exchange for such assets. Panda Global is the guarantor under the Senior Secured Notes and the terms of the Company Indenture and the PGE Indenture are, in material respects, parallel.

   Panda Global and PGE have brought legal actions against CSFB and others, in both United States federal district court and state court in Dallas, Texas. The action brought by PGE in state court was removed to federal court and consolidated with the action brought by the Company. PGE has filed a motion to remand the removed case back to state court. The motion has not yet been ruled upon. In the actions, PGE and Panda Global seek injunctive relief precluding an acceleration of the Senior Secured Notes on the basis of the alleged defaults and declaratory relief to the effect that no event of default exists under the Company and/or PGE Indentures and also seek damages for conspiracy, tortious interference with contractual relationships and/or business and trade disparagement. CSFB has moved to have venue transferred to federal district court in New York. That motion has not yet been ruled upon. As of April 7, 2000, these legal actions remain pending. If a result adverse to the Company occurs in this proceeding, there could be a material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

   CONSTRUCTION LOAN AND CAPITAL LEASE -- On April 10, 1995, Panda-Brandywine closed the initial funding of a $215 million construction loan commitment with GECC. The construction loan bore an interest rate of the Eurodollar rate plus 2.5%.

   The Brandywine Project commenced commercial operations on October 31, 1996. The construction loan was converted to long-term non-recourse financing of $217.5 million in the form of a capital lease on December 30, 1996. To effect the lease financing, title to the Brandywine Project was transferred to a third party trustee and leased back to Panda-Brandywine. The Brandywine facility lease is a net lease with an initial term of 20 years and two five-year renewal options. At December 31, 1999, the property covered by the Brandywine facility lease had a gross book value of approximately $207.5 million and accumulated depreciation of approximately $25.9 million. In connection with the revision of the PPA in 1998, the payment schedule of the capital lease was revised in order to match the revised capacity payment schedule from PEPCO under the PPA (see
Note 5). The modification of lease terms resulted in an increase to the capital lease asset (electric generating facilities) and the related capital lease obligation in the amount of $4.8 million. The minimum lease payments through 1999 are less than the interest expense on the capital lease obligation, resulting in increases in the principal amount of the capital lease obligation. Amortization of the principal amount of the capital lease obligation begins in 2000. The documents governing the lease financing contain various affirmative and negative covenants, including limitations on the ability of Panda-Brandywine to make distributions to its partners.

   The future minimum lease commitments under the capital lease for the Brandywine Project are as follows:

2000 ....................................................         $  24,887,466
2001 ....................................................            28,642,520
2002 ....................................................            30,057,397
2003 ....................................................            30,215,606
2004 ....................................................            30,245,907
Thereafter ..............................................           361,993,341
                                                                  -------------
Total minimum lease payments ............................           506,042,237
Amounts representing interest ...........................          (258,132,144)
                                                                  -------------
Present value of net minimum payments ...................         $ 247,910,093
                                                                  =============


   LONG-TERM DEBT MATURITIES -- The principal maturities of long-term obligations, excluding the capital lease relating to the Brandywine Project, for each of the five years succeeding December 31, 1999 and thereafter are as follows:

2000 ..............................................               $   7,674,598
2001 ..............................................                  11,629,603
2002 ..............................................                  18,081,509
2003 ..............................................                  22,107,717
2004 ..............................................                 145,080,967
Thereafter ........................................                 148,713,283
                                                                  -------------
Total .............................................                 353,287,677
Less discount .....................................                  (7,417,090)
                                                                  -------------
                                                                  $ 345,870,587
                                                                  =============

9. INCOME TAXES

   A provision for income taxes for 1997 was not recorded since operating losses were incurred for that year. The Company recognized a deferred tax benefit of $25,000,000 for 1998 and a tax provision of $38,000,000 for 1999 as discussed below.

   The tax provision for 1999 relates to the Company's domestic operations and was primarily attributable to the gain on the sale of the Paris project (see
Note 5). Losses incurred in the Company's offshore operations are not deductible from the Company's domestic taxable income. The 1998 deferred tax benefit, which resulted from a reduction in the valuation allowance against deferred tax assets, was recognized because the subsequent sale of the Paris project in 1999 validated the likely future realization of a portion of the deferred tax assets.

   As a result of the gain on the sale of the Paris project, the Company's domestic net operating loss carryforwards of approximately $53 million at December 31, 1998 were utilized in 1999. Accordingly, at December 31, 1999, the Company has no remaining domestic net operating loss carryforwards. The Company's foreign subsidiaries have approximately $31 million of net operating loss carryforwards at December 31, 1999, which are considered to be permanently invested outside the United States and are not currently available to offset U.S. taxable income.

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1998 and 1999 were as follows:

                                                                      1998             1999
                                                                 -------------    -------------
            Deferred tax assets:
               Capital lease obligation ......................   $  86,127,000    $  86,769,000

               Domestic net operating loss carry forward .....      18,609,000             --
               Foreign net operating loss carry forward ......       5,281,000        8,608,000
                                                                 -------------    -------------
                                                                   110,017,000       95,377,000
                                                                 -------------    -------------

            Deferred tax liabilities:
               Plant and equipment ...........................      60,402,000       60,481,000
               Other .........................................      14,373,000       12,880,000
                                                                 -------------    -------------
                                                                    74,775,000       73,361,000
                                                                 -------------    -------------
            Net deferred tax assets ..........................      35,242,000       22,016,000
            Valuation allowance ..............................     (10,242,000)     (22,016,000)
                                                                 -------------    -------------
            Net deferred tax asset ...........................   $  25,000,000    $        --
                                                                 =============    =============

   SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Prior to their utilization in 1999, the Company's carryforwards would have expired at specific future dates and utilization of certain carryforwards would have been limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, prior to 1998 the Company had established a full valuation allowance against these carryforward benefits. The Company's policy is to recognize the benefits only when it is determined that it is more likely than not that such benefits will be realized. Realization is entirely dependent upon future earnings in specific tax jurisdictions. In 1998, the Company reduced the valuation allowance, recognizing a deferred tax benefit, because the $86.7 million gain on the subsequent sale of the Paris Project (see
Note 5) validated the likely future realization of a portion of the domestic deferred tax assets. In 1999, the domestic loss carryforwards were utilized. At December 31, 1999, the valuation allowance was increased to fully offset the remaining net deferred tax assets. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits will be recorded in future operations as a reduction of the Company's income tax expense or as an income tax benefit.

   The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income or losses as a result of the following differences:

                                         1997            1998            1999
                                    ------------    ------------    ------------


Income tax at statutory
    U.S. tax rate ...............   $(11,364,000)   $ (9,416,000)   $ 25,474,000
State income taxes and other ....           --              --           752,000
Change in valuation allowance ...     11,364,000     (15,584,000)     11,774,000
                                    ------------    ------------    ------------
Provision (benefit)
   for income taxes .............   $       --      $(25,000,000)   $ 38,000,000
                                    ============    ============    ============


10.  COMMITMENTS AND CONTINGENCIES

   The Rosemary and Brandywine projects operate as qualifying facilities, and the related power contracts are subject to the rules and regulations under the Public Utilities Regulatory Policies Act of 1978 ("PURPA"). In order to promote open competition in the industry, proposed legislation in the U.S. Congress has called for either a repeal of PURPA or a complete restructuring of the regulations governing the electric industry including PURPA. These federal initiatives are generally not yet effective, but many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In most cases, any initiatives discussed have indicated that power sales agreements of existing qualifying facilities would be honored. The Company cannot predict the final form or timing of the proposed restructuring on a federal or individual state level or the impact, if any, that such restructuring would have on the Company's existing business or results of operations. The Company cannot currently determine whether any such restructuring would have a material effect on its power sales agreements and, accordingly, cannot predict whether its financial position, results of operations or cash flows would be materially affected.

   The Company has been informed by PEPCO that PEPCO is pursuing a strategy of selling all of its generating assets, which the Company believes could include the Brandywine Power Purchase Agreement. The Company currently cannot determine the effect on the Company, if any, of such a transfer of the Brandywine Power Purchase Agreement.

   As discussed in Note 5, Raytheon constructed the Brandywine Project pursuant to a fixed-price, turnkey engineering, procurement and construction contract (the "Brandywine EPC Agreement") with Panda-Brandywine. Raytheon completed the construction and start-up of the Brandywine Project and has met the requirements for commercial operations and substantial completion under the Brandywine EPC Agreement. The date on which commercial operations were achieved and the entitlement of Raytheon to certain early completion bonuses under the Brandywine EPC Agreement have been the subject of a dispute between Panda-Brandywine and Raytheon. Panda-Brandywine and Raytheon have reached an agreement under which payment of the disputed amount will not be required, subject to payment of Panda-Brandywine's undisputed obligation to Raytheon of approximately $3 million in accordance with the terms of the agreement. As of December 31, 1999, Panda-Brandywine had paid all amounts due under the agreement.

   In April 1998, the Company filed suit in federal court charging the Bibb Company ("Bibb") and Westpoint Stevens, Inc. ("Westpoint") with violating a contractual agreement in the sale of a textile mill in 1997 and in the operation of the mill since that time. The Rosemary Facility supplies steam and chilled water to the textile mill under a contract originally signed with Bibb. Westpoint acquired the textile mill from Bibb in 1997. The suit asked the court to determine and clarify the rights of the parties to the contract. The federal court dismissed this action in June 1998. Shortly thereafter, Bibb and Westpoint filed a separate suit in state court in Halifax County, North Carolina claiming, among other things, breach of contract in regard to delivery of steam. In October 1998, the Company filed suit against Bibb and Westpoint in state court in Dallas County, Texas regarding the contract. The case has since been removed to Special Business Court in Winston-Salem, North Carolina, by agreement of the parties. The Company intends to vigorously pursue its claims against Bibb and Westpoint in these court actions. The Company continues to provide steam and chilled water to the mill pursuant to the contract. The Company believes that the resolution of this contractual dispute will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

   As of December 31, 1999, the Company has entered into purchase commitments totaling approximately $325 million for equipment. The Company is pursuing external financing with respect to funding these commitments.

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

   PEII is also involved in other legal and administrative proceedings in the ordinary course of business, which are not disclosed in these consolidated financial statements. Management believes that the amount of ultimate liability allocable to the Company with respect to these matters will not have a material impact on the financial position, results of operations or cash flows of the Company.

11. RELATED PARTY TRANSACTIONS

   The Company purchases insurance coverage through an agency owned by a major shareholder of PEII who is also a member of the board of directors of PEII and a relative of PEII's chairman. The Company believes such coverage is on terms that are no less favorable than reasonably available from unaffiliated third parties. Total insurance purchases through this agency were $1,666,623, $994,810 and $985,584 for the years ended December 31, 1997, 1998 and 1999, respectively.

   The Rosemary and Brandywine projects are operated by an affiliated management company which is a subsidiary of PEII (see Note 5). Additionally, in 1998, the Luannan Project, the Nepal Project and the Brandywine Project paid management fees to PEII of $1,632,800, $300,000 and $180,000, respectively. In 1999, the
Luannan Project, the Nepal Project and the Brandywine Project paid management fees to PEII of $653,000, $380,000, and $180,000, respectively. Also, in 1999 the Luannan Project paid management fees of approximately $314,000 to the project's minority interest owners.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Company's assets and liabilities have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on their estimated fair value amounts. The fair value of current financial assets, current financial liabilities, and debt service reserves and escrow deposits, are estimated to be equal to their reported carrying amounts. The Company's debt securities have limited trading. The fair value of these securities at December 31, 1998 and 1999 is estimated based on a third party quotation.

   The estimated fair values of the Company's debt securities as of December 31, 1998 and 1999 are as follows:

                                                                 CARRYING VALUE         FAIR VALUE
                                                               ------------------   ------------------
        1998: Long-term debt, including current portion ....   $      350,665,619   $      260,400,000
        1999: Long-term debt, including current portion ....          345,870,587          291,200,000

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

                                                       1997      1998      1999
                                                       ----      ----      ----
VEPCO (Panda-Rosemary) ...........................       43%       37%       30%
PEPCO (Panda-Brandywine) .........................       52%       56%       65%

   The Company operates in a single industry, the independent power industry. All of the Company's operating revenues are derived from domestic operations. The Company's long-lived assets are located in the United States, except for the Luannan Project in China (see Note 5) and the Nepal Project in Nepal (see Note
6).

14.   GOING CONCERN CONSIDERATIONS

    The Company experienced losses during the years ended December 31, 1997 and 1998 and has a shareholder's deficit of $120.6 million at December 31, 1999. Management currently believes that the Company may not be able to meet the interest and principal obligations totalling $11.35 million due in October 2000 on the Senior Secured Notes, as well as subsequent payment obligations with respect to such notes. As discussed in Note 8, in April 1997, PGE issued $155.2 million original principal amount of Senior Secured Notes to finance the development and construction of the Luannan Project.

   As discussed in Note 5, the Company filed its initial tariff application with the Chinese government in May, 1999. The Company is continuing discussions with the Chinese government concerning its tariff application and the related approval process. The tariff application is still in process and the Company has not yet received an approved tariff from the government. The Luannan Facility has passed performance testing, although it has not yet been declared ready for commercial operations (primarily due to the lack of a tariff under the power purchase agreement, and to further performance adjustments to be made by the Luannan EPC Contractor). There can be no assurance that the Company will receive the requested tariff, or that the approved tariff will not be significantly lower than the amount requested. If the approved tariff varies from the requested amount, the Company's consolidated financial position, results or operations and cash flows may be materially adversely affected.

   The Company understands that on or about February 18, 2000, a letter (the "CSFB Letter") was sent to Bankers Trust Company in its capacity as trustee ("Trustee") under a Trust Indenture, dated as of April 22, 1997, between Panda Global and the Trustee ("Company Indenture"), by or on behalf of Credit Suisse First Boston (Hong Kong) Limited ("CSFB"), as the holder of not less than 25% of the outstanding 12 1/2% Senior Secured Notes issued by PGE pursuant to a separate Trust Indenture, dated as of April 22, 1997, between PGE and the Trustee (the "PGE Indenture"). The Company understands that the CSFB Letter alleges certain covenant defaults (not related to payment obligations) under the PGE Indenture and/or the Company Indenture relating to the sale of certain assets by the Company and whether fair market value was received in exchange for such assets. Panda Global is the guarantor under the Senior Secured Notes and the terms of the Company Indenture and the PGE Indenture are, in material respects, parallel.

   Panda Global and PGE have brought legal actions against CSFB and others, in both United States federal district court and state court in Dallas, Texas. The action brought by PGE in state court was removed to federal court and consolidated with the action brought by the Company. PGE has filed a motion to remand the removed case back to state court. The motion has not yet been ruled upon. In the actions, PGE and Panda Global seek injunctive relief precluding an acceleration of the Senior Secured Notes on the basis of the alleged defaults and declaratory relief to the effect that no event of default exists under the Company and/or PGE Indentures and also seek damages for conspiracy, tortious interference with contractual relationships and/or business and trade disparagement. CSFB has moved to have venue transferred to federal district court in New York. That motion has not yet been ruled upon. As of April 7, 2000, these legal actions remain pending. If a result adverse to the Company occurs in this proceeding, there could be a material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

   These matters raise substantial doubt about the Company's ability to continue as a going concern. In this regard, the Company has retained financial and legal advisors to review the financial and legal alternatives available to the Company, including without limitation a possible debt restructuring of the Senior Secured Notes, the raising of additional equity or debt financing for the Company and its affiliates.

   To continue its development activities (including but not limited to the Company's purchase commitments totaling approximately $325 million for equipment), the Company will require external financing. Its financial and legal advisors currently are pursuing several debt and equity financing alternatives in this regard as well. The Company's restricted cash balances are available only for specific uses as stated in the relevant indentures (including but not limited to the indentures related to the Senior Secured Notes), such as the payment of debt obligations, project development, construction and maintenance, and are not available for general corporate purposes.

   There can be no assurance that the possible debt restructuring or financings referred to above will be successfully completed. In such instance, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company which, among other things, could cause the Company to seek protection under applicable federal bankruptcy laws.

   The accompanying consolidated financial statements do not include adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDA GLOBAL HOLDINGS, INC.


Date: April 12, 2000                              By:  /s/
                                                           Robert W. Carter,
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                               POWER OF ATTORNEY

      KNOW ALL PEOPLE BY THESE PRESENTS, that each of the undersigned officers and directors of Panda Global Holdings, Inc. (the "Company") hereby constitutes and appoints Robert W. Carter or Janice Carter or any of them (with full power to each of them to act along), his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and on his or her behalf and in his or her name, place and stead, in any and all capacities, to sign, execute, and file any and all documents relating to the Company's Form 10-K for the year ending December 31, 1999, including any and all amendments and supplements hereto, with any regulatory authority, granting said attorneys and each of them; full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he himself, or she herself, might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                   Date

/s/                     Chairman of the Board,                    April 12, 2000
Robert W. Carter        Chief Executive Officer and Director
                        (Principal Executive Officer)

/s/                     Executive Vice President,                 April 12, 2000
Janice Carter           Secretary and Treasurer
                        (Principal Financial
                        and Accounting Officer)